Form 10-K
period 2007-12-31
El Paso Pipeline Partners, L.P.
filed 2008-03-06
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to                    .
Commission File Number 1-33825
El Paso Pipeline Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0789784 (I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
Telephone Number: (713) 420-2600
Internet Website: www.eppipelinepartners.com
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered
Common Units Representing Limited Partnership Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.
     The aggregate market value of the common units representing limited partner interests held by non-affiliates of the registrant was approximately $600,875,000 on November 16, 2007, the date our common units began trading, based on the price of $20.90 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.
     Common units outstanding on February 29, 2008: 57,194,036
Documents Incorporated by Reference: None.

EL PASO PIPELINE PARTNERS, L.P.

     Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MDth	= thousand dekatherm
BBtu	= billion British thermal units	MMcf	= million cubic feet
Bcf	= billion cubic feet	MMcf/d	= million cubic feet per day
LNG	= liquefied natural gas	NGL	= natural gas liquids
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

ITEM 1. BUSINESS
     Overview and Strategy
     We are a growth-oriented Delaware master limited partnership (MLP) formed in November 2007 by El Paso Corporation (El Paso) to own and operate natural gas transportation pipelines, storage and other midstream assets. We completed our initial public offering on November 21, 2007 issuing 28.8 million common units to the public.
     We conduct our business activities through various natural gas pipeline systems and storage facilities including the Wyoming Interstate Company, Ltd., (WIC) system and 10 percent general partner interests in each of Colorado Interstate Gas Company (CIG) and Southern Natural Gas Company (SNG). These interests were contributed to us by El Paso in connection with our initial public offering in November 2007. WIC is an interstate pipeline transportation business primarily located in Wyoming, Utah and Colorado. CIG is an interstate pipeline transportation business that extends from production areas in the U.S. Rocky Mountain region to interconnection points on pipelines transporting gas to the Midwest and to market areas in the Front Range of Colorado and Wyoming. SNG is an interstate pipeline transportation business that extends from production fields in the southern U.S. and the Gulf of Mexico to market areas across the Southeast.
     Our systems transport and store natural gas for local distribution companies (LDCs), other natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. Our systems do not take title to the natural gas transported or stored for our customers, which mitigates our direct commodity price risk. The rates our systems charge are regulated by the Federal Energy Regulatory Commission (FERC).
     Our primary business objectives are to generate stable cash flows sufficient to make distributions to our unitholders and to grow our business through the construction, development and acquisition of additional energy infrastructure assets. We intend to increase our cash distributions over time by enhancing the value of our transportation and storage assets by:
•	Delivering excellent customer service;

•	Focusing on increasing utilization, efficiency and cost control in our operations;

•	Pursuing economically attractive organic and greenfield expansion opportunities;

•	Growing our business through strategic asset acquisitions from third parties, El Paso or both; and

•	Maintaining the integrity and ensuring the safety of our pipeline systems and other assets.

Our Assets
     The table below and discussion that follows provide detail on our pipeline systems as of December 31, 2007:

	As of December 31, 2007
Transmission	Ownership	Miles of	Design	Storage	Average Throughput(1)
System	Interest	Pipeline	Capacity	Capacity	2007	2006	2005
	(Percent)		(MMcf/d)	(Bcf)		(BBtu/d)
WIC (2)	100	800	2,721	—	2,071	1,914	1,572
CIG (3)	10	4,000	3,048	29	2,339	2,008	1,902
SNG (3)	10	7,600	3,665	60	2,345	2,167	1,984	(4)

(1)	The WIC throughput includes 239 BBtu/d, 204 BBtu/d and 174 BBtu/d transported by WIC for CIG during 2007, 2006, and 2005.

(2)	Includes the recently completed Kanda expansion project placed in service in January 2008.

(3)	Volumes reflected are 100 percent of the volumes transported on the CIG system and the SNG system, respectively. We own 10 percent general partner interests in each of these systems.

(4)	Volumes on the SNG system were negatively impacted in 2005 by moderate weather and Hurricane Katrina.
     WIC. WIC is comprised of a mainline system that extends from western Wyoming to northeast Colorado (the Cheyenne Hub) and several lateral pipeline systems that extend from various interconnections along the WIC mainline into western Colorado and northeast Wyoming and, with the completion of the WIC Kanda lateral in January 2008, into eastern Utah. WIC is one of the primary interstate natural gas transportation systems providing takeaway capacity from the mature Overthrust, Piceance, Uinta, Powder River and Green River Basins. CIG is the operator of the WIC system pursuant to a service agreement with WIC.
     CIG (10 percent interest). CIG is comprised of several pipelines that deliver natural gas from production areas in the U.S. Rocky Mountains and the Anadarko Basin directly to customers in Colorado, Wyoming and indirectly to the midwest, southwest, California and Pacific northwest. CIG also has four storage facilities located in Colorado and Kansas with approximately 29 Bcf of underground working natural gas storage capacity and two natural gas processing plants located in Wyoming and Utah. CIG owns a 50 percent ownership interest in WYCO Development LLC (WYCO) , a joint venture with an affiliate of Xcel Energy, and operates certain of WYCO’s assets.
     SNG (10 percent interest). SNG is comprised of pipelines extending from natural gas supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. SNG is the principal natural gas transporter to southeastern markets in Alabama, Georgia and South Carolina. SNG owns interests in two storage facilities along the system with approximately 60 Bcf of underground working natural gas storage capacity. The SNG system is also connected to El Paso’s Elba Island LNG terminal near Savannah, Georgia.
     Each of WIC, CIG, and SNG have significant expansion projects in progress as of December 31, 2007 as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Markets and Competition
     WIC. Our WIC system competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers and its four largest customers are generally able to obtain a significant portion of their natural gas transportation requirements from other pipelines, including the Rockies Express Pipeline and CIG. In addition, WIC competes with third party pipelines, including CIG, and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain region. Natural gas delivered from the WIC system competes with alternative energy sources used to generate electricity, such as hydroelectric power, solar, wind, coal and fuel oil.
     WIC’s most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline owned by Rockies Express Pipeline, LLC. The Rockies Express Pipeline is being constructed in three phases to a planned terminus in Clarington, Ohio. The first phase was placed in service in the fourth quarter of 2007. The Rockies Express Pipeline could result in significant downward pressure on natural gas transportation prices in the U.S. Rocky Mountain region. Since WIC’s mainline rates are among the lowest in the region, WIC anticipates that the downward pressure will not have a significant effect on its base east-flow business; however, the presence of the Rockies Express pipeline could affect adversely WIC’s ability to re-contract existing minor backhaul and seasonal transportation agreements. The Rockies Express Pipeline could also cause prices in U.S. Rocky Mountain natural gas supply basins to increase while prices in WIC’s and CIG’s downstream markets may not increase commensurately, making it more difficult for us to charge full rates under future contracts.
     WIC and CIG are competitors for lateral expansions to various U.S. Rocky Mountain supply basins. Both WIC and CIG have or will have supply laterals in the Powder River Basin and the Uinta Basin. Since the WIC mainline system and the Wyoming portion of the CIG system parallel each other, a supply lateral can effectively interconnect with either system. Additionally, for many years CIG has contracted for firm capacity on the WIC system to support CIG’s Wyoming area contract obligations and CIG uses its capacity on the WIC system as an operational loop of the CIG system. WIC and CIG may compete for the same business opportunities. Economic, market and other factors related to each individual opportunity will have a significant impact on the determination of whether WIC, CIG or another affiliate pursue such business opportunities and ultimately carry out expansion projects or acquisitions, but the decision will be at the sole discretion of El Paso.
     CIG. Competition for CIG’s on-system market consists of an intrastate pipeline, a new interstate pipeline, local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market. CIG also competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Some of CIG’s largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. Also, CIG competes with third party pipelines, including WIC, and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain markets. Natural gas delivered from the CIG system competes with alternative energy sources used to generate electricity, such as hydroelectric power, coal, solar, wind and fuel oil.
     CIG’s most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline. The Rockies Express Pipeline could result in additional discounting on the CIG system.
     SNG. The southeastern market served by the SNG system is the fastest growing natural gas demand region in the United States. Demand for deliveries from the SNG system is characterized by two peak delivery periods, the winter heating season and the summer cooling season.
     SNG competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative delivery points. Natural gas delivered from the SNG system competes with alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Some of SNG’s largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. In addition, SNG competes with third party pipelines and gathering systems for connection to new supply sources.
     SNG’s most direct competitor is Transco, which owns an approximately 10,500-mile pipeline extending from Texas to New York. It has firm transportation contracts with some of SNG’s largest customers, including Atlanta Gas Light Company, Alabama Gas Corporation, SCANA, and Southern Company Services.

     The following table details our customers and contracts for each of our pipeline systems as of December 31, 2007. Our firm customers reserve capacity on our pipeline system or storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Our interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.

WIC
Customer Information	Contract Information

Approximately 50 firm and interruptible customers	Approximately 50 firm transportation contracts. Weighted average remaining contract term of approximately ten years.(1)

Major Customers:
Williams Gas Marketing, Inc.
(25 BBtu/d)	Expires in 2008.
(84 BBtu/d)	Expires in 2010.
(744 BBtu/d)	Expire in 2013-2021.

Anadarko Petroleum Corporation
(25 BBtu/d)	Expires in 2008.
(810 BBtu/d)	Expire in 2009-2022.

CIG
Customer Information	Contract Information

Approximately 120 firm and interruptible customers	Approximately 180 firm transportation contracts. Weighted average remaining contract term of approximately five years.

Major Customers:
Public Service Company of Colorado
(187 BBtu/d)	Expires in 2008.
(9 BBtu/d)	Expires in 2009.
(1,106 BBtu/d)	Expire in 2012-2014.

Williams Gas Marketing, Inc.
(53 BBtu/d)	Expires in 2009.
(113 BBtu/d)	Expires in 2010.
(350 BBtu/d)	Expire in 2011-2013.

Anadarko Petroleum Corporation
(70 BBtu/d)	Expires in 2008.
(12 BBtu/d)	Expires in 2009.
(80 BBtu/d)	Expires in 2010.
(128 BBtu/d)	Expire in 2011-2015.

SNG
Customer Information	Contract Information

Approximately 280 firm and interruptible customers	Approximately 190 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Major Customers:
Atlanta Gas Light Company
(981 BBtu/d)	Expire in 2008-2015.

Southern Company Services
(418 BBtu/d)	Expire in 2010-2018.

Alabama Gas Corporation
(413 BBtu/d)	Expire in 2010-2013.

SCANA Corporation
(315 BBtu/d)	Expire in 2010-2019.

(1)	Includes the impact of the Kanda expansion project placed in service in January 2008.

Our Relationship with El Paso Corporation
     El Paso is an energy company founded in 1928 in El Paso, Texas that primarily operates in the regulated natural gas transportation sector and the exploration and production sector of the energy industry. El Paso owns our two percent general partner interest, all of our incentive distribution rights, a 64.8 percent limited partner interest in us including both common and subordinated units and the remaining 90 percent general partner interests in each of CIG and SNG. We have an omnibus agreement with El Paso and our general partner that governs our relationship with them regarding the provision of specified services to us, as well as certain reimbursement and indemnification matters.
     As a substantial owner in us, El Paso is motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its natural gas transportation, storage and other energy infrastructure businesses. Although we expect to have the opportunity to make additional acquisitions directly from El Paso in the future, El Paso is under no obligation to make acquisition opportunities available to us.
Regulatory Environment
     Our interstate natural gas transportation system and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. Each system operates under tariffs approved by the FERC that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. Generally, the FERC’s authority extends to:
•	rates and charges for natural gas transportation and storage;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;

•	terms and conditions of service;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.
     In July 2007, the FERC issued a proposed policy statement addressing the issue of the proxy groups it will use to decide the return on equity of natural gas pipelines. The proposed policy statement describes the FERC’s intention to allow the use of master limited partnerships in proxy groups, which El Paso and other pipelines have advocated. However, the FERC also proposed certain restrictions that would reduce the overall benefit that pipelines would receive by use of master limited partnerships in the proxy group.
     Additionally, the FERC currently allows publicly traded partnerships to include in its cost-of-service an income tax allowance. Any changes to FERC’s treatment of income tax allowances in cost-of-service and any potential adjustment in a future rate case of our pipelines’ respective equity rates of return may cause their rates to be set at a level that is different from those currently in place.
     Our interstate pipeline systems are also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements and we believe that our systems are in material compliance with the applicable regulations.

     For a further discussion of the potential impact of regulatory matters on us, see Item 1A, Risk Factors.
Environmental
     A description of our environmental activities is included in Part II, Item 8 Financial Statements and Supplementary Data, Note 5.
Employees
     We do not have any employees. We are managed and operated by the directors and officers of our general partner, El Paso Pipeline GP Company, L.L.C., a subsidiary of El Paso. Additionally, WIC is operated by CIG, and SNG and CIG are operated by El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit, for direct expenses incurred by El Paso on our behalf and for expenses allocated to us as a result of us being a public entity. A further discussion of our affiliate transactions is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
Available Information
     Our website is http://www.eppipelinepartners.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after these reports are filed with the SEC. Information about each of our Board members, as well as each of our Board’s standing committee charters, our Corporate Governance Guidelines and our Code of Business Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.

ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions or beliefs that we believe to be reasonable; however assumed facts almost always vary from the actual results, and differences between assumed facts and actual results can be material, depending upon the circumstances. Where, based on assumptions, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur, be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.
     Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially adversely affected. In that case, we might not be able to pay distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment.
     The risks referred to herein refer to risks inherent to both our wholly-owned operations through WIC and our general partner interests in CIG and SNG.
Risks Inherent in Our Business
Our success depends on factors beyond our control.
     The results of operations of our transportation and storage operations are impacted by the volumes of natural gas we transport or store for third parties and the prices we are able to charge for doing so. The volumes of natural gas we are able to transport and store depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput or to remarket unsubscribed capacity:
•	service area competition;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact throughput and storage levels;

•	price competition;

•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other natural gas sources such as LNG;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including increases in prices and the availability or increased demand of alternative energy sources such as hydroelectric power, solar, wind, nuclear energy, coal and fuel oil;

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at the minimum quarterly distribution rate under our cash distribution policy.
     We may not have sufficient available cash each quarter to pay the full amount of our minimum quarterly distribution rate of $0.28750 per unit, or $1.15 per unit per year. Under this circumstance, we may be required to borrow under our $750 million revolving credit facility to pay the annualized minimum quarterly distribution. As of December 31, 2007, $455 million has been borrowed under this facility. Under our cash distribution policy, the amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations and not on reported net earnings for financial accounting purposes. Our cash flows which will fluctuate based on, among other things:
•	the rates we charge and the volumes under contract for our transportation and storage services;

•	the quantities of natural gas available for transport and the demand for natural gas;

•	the price of natural gas;

•	legislative or regulatory action affecting demand for and supply of natural gas, and the rates we are allowed to charge in relation to our operating costs;

•	the level of our operating and maintenance and general and administrative costs; and

•	the creditworthiness of our shippers.
     In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:
•	the level of capital expenditures we make;

•	our debt service requirements, retirement of debt and other liabilities;

•	fluctuations in working capital needs;

•	our ability to borrow funds and access capital markets;

•	the amount of cash distributed to us by the entities in which we own a minority interest;

•	restrictions on distributions contained in debt agreements; and

•	the amount of cash reserves established by our general partner, which may include reserves for tariff rates that are subject to refund.
We own 10 percent minority interests in two of our three primary assets, with the remaining 90 percent interest in each of those assets owned by El Paso or its other subsidiaries. As a result, we will be unable to control the amount of cash we will receive from those operations and we could be required to contribute significant cash to fund our share of their operations. If we fail to make these contributions, we will be subject to specified penalties.
     Our inability to control the operations of each of CIG, SNG and their respective subsidiaries and unconsolidated affiliates may mean that we do not receive the amount of cash we expect to be distributed to us. We expect our interests in CIG and SNG in the aggregate to generate in excess of 30 percent of the cash we distribute in 2008 and, accordingly, our performance is substantially dependent on their distributions to us. Since we only have a 10 percent interest in each of SNG and CIG, we are unable to control ongoing operational and investment decisions at these entities, which may adversely affect the amount of cash otherwise available for distribution to us, including:

•	decisions with respect to incurrence of expenses and distributions to us;

•	establishing reserves for working capital, maintenance capital expenditures, environmental matters and legal and rate proceedings;

•	incurring additional indebtedness and principal and interest payments; and

•	requiring us to make additional capital contributions to CIG and SNG to fund working capital, maintenance capital and expansion capital expenditures which could be material. In the event we elect not to make a required capital contribution or are unable to do so, our partnership interest could be diluted or it could affect the receipt of distributions until we have forgone distributions equal to our portion of the capital call plus a specified premium.
Our natural gas transportation and storage systems are subject to regulation by agencies, including the FERC, which could have an adverse impact on our ability to establish transportation and storage rates that would allow recovery of the full cost of operating these pipeline systems and storage facilities, including a reasonable return, and our ability to make distributions.
     Our interstate natural gas transportation and storage operations are subject to federal, state and local regulatory authorities. Specifically, our natural gas pipeline systems and our storage facilities and related assets are subject to regulation by the FERC, the United States Department of Transportation, the United States Department of Interior, and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. Federal regulation extends to such matters as:
•	rates, operating terms and conditions of service;

•	the types of services we may offer to our customers;

•	the contracts for service entered into with our customers;

•	construction and abandonment of new facilities;

•	the integrity and safety of our pipeline systems and related operations;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records; and

•	relationships with affiliated companies involved in certain aspects of the natural gas business.
     Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,000,000 per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.
     Finally, we do not know how future regulations will impact the operation of our natural gas transportation and storage businesses or the effect such regulations could have on our business, financial condition, results of operations and thus our ability to make distributions.
The outcome of certain proceedings involving FERC policy statements is uncertain and could affect the rate of return on our equity we are allowed to recover through rates and the amount of any allowance (if any) our systems can include for income taxes in establishing their rates for service, which would in turn impact our revenues and/or equity earnings.
     In setting authorized rates of return, the FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. In recent decisions, the FERC has utilized a proxy group of companies that includes local distribution companies that are not faced with as much competition or risk as interstate pipelines. The inclusion of these lower risk companies may create downward pressure on tariff rates when subjected to review by the FERC in future rate proceedings. Pursuant to the FERC’s jurisdiction over rates, existing rates may be challenged by complaint and proposed rate increases may be challenged by protest. A successful complaint or protest against our rates could have an adverse impact on our revenues. In addition, in July 2007, the FERC issued a proposed policy statement addressing the issue of the proxy groups it will use to decide the return on equity of natural gas pipelines. The proposed policy statement describes the FERC’s intention to allow the use of master limited partnerships in proxy groups, with certain restrictions that could lower the return that would otherwise be allowed. The FERC has requested comments on the proposed policy.
      The FERC currently allows publicly traded partnerships to include in their cost-of-service an income tax allowance. Any changes to FERC’s treatment of income tax allowances in cost-of-service and to potential adjustment in a future rate case of our pipelines’ respective equity rates of return that underlie their recourse rates may cause their recourse rates to be set at a level that is different, and in some instances lower than the level otherwise in effect.
Certain of our systems’ transportation services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.
     It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates. If this occurs, it could decrease the cash flow realized by WIC, CIG and SNG and, therefore, the cash we have available for distribution to our unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated “recourse rate” for that service, and that contract must be filed and accepted by FERC. As of December 31, 2007, approximately 48 percent of WIC’s contracted firm capacity rights, and approximately 9 percent of CIG’s and 9 percent of SNG’s contracted firm capacity rights were committed under such “negotiated rate” contracts. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, under current FERC policy is generally not recoverable from other shippers.
Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial impact on us.
     Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by activities of other interstate and intrastate pipelines and storage facilities that may expand or construct competing transportation and storage systems. In addition, future pipeline transportation and storage capacity could be constructed in excess of actual demand and with lower fuel requirements, operating and maintenance costs than our facilities, which could reduce the demand for and the rates that we receive for our services in particular areas. Further, natural gas also competes with other forms of energy available to our customers, including electricity, coal and fuel oils.
     We also compete as it relates to rates, terms of service, access to natural gas supplies, flexibility and reliability. FERC’s policies promoting competition may cause us to experience some “turnback” of firm capacity as existing agreements with customers expire. If WIC, CIG or SNG are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could also reduce the volumes of natural gas transported or stored or, in cases where we do not have long-term fixed rate contracts, could force us to lower our rates. All of these competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions.
Competition from pipelines, including the Rockies Express pipeline, that may be able to provide our shippers with capacity at a lower price could cause us to reduce our rates or otherwise reduce our revenues.
     We face competition from other pipelines that may be able to provide our shippers with capacity on a more competitive basis or access to consuming markets that would pay a higher price for the shippers’ gas. For example, WIC’s most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline owned by Rockies Express Pipeline LLC. The Rockies Express Pipeline could result in significant downward pressure on natural gas transportation prices in the U.S. Rocky Mountain region. The Rockies Express Pipeline could also cause prices in U.S. Rocky Mountain natural gas supply basins to increase while prices in WIC’s and CIG’s downstream markets may not increase commensurately, making it more difficult for us to charge full recourse rates under future contracts.
     In addition, WIC and CIG are competitors for lateral expansions to various U.S. Rocky Mountain supply basins. Both WIC and CIG have supply laterals in the Powder River Basin and the Uinta Basin. Since the WIC mainline system and the Wyoming portion of the CIG system parallel each other, a supply lateral can effectively interconnect with either system. WIC and CIG may compete for the same business opportunities. Given that CIG will operate WIC and El Paso will utilize the same personnel to operate both systems, El Paso may in some circumstances favor CIG or other of its affiliates over WIC when directing business opportunities at its sole discretion. Such determinations could benefit El Paso and disadvantage us since we only own 10 percent of CIG, while El Paso owns the remaining 90 percent, and we own 100 percent of WIC.
     An increase in competition in our key markets could arise from new ventures or expanded operations from existing competitors. As a result, significant competition from the Rockies Express Pipeline, other third-party competitors and CIG could have a material adverse effect on our financial condition, results of operations and ability to make distributions.
Any significant decrease in supplies of natural gas in our areas of operation could adversely affect our business and operating results and reduce our cash available for distribution to unitholders.
     All of our businesses are dependent on the continued availability of natural gas production and reserves. Low prices for natural gas or regulatory limitations could adversely affect development of additional reserves and production that are accessible by our pipeline and storage assets. Production from existing wells and natural gas supply basins with access to our pipelines will naturally decline over time without development of additional reserves. Additionally, the amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase the volume of natural gas transported, or throughput, on our pipelines and cash flows associated with the transportation of gas, our customers must continually obtain new supplies of natural gas. For example, if expected increases of natural gas supplies in the U.S. Rocky Mountain region do not materialize or there is a decline in supply from such producing region to our interstate pipelines that is not replaced with new supplies, our operating results and our cash available for distribution could be adversely affected.
The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically.
     Substantially all of our systems’ revenues are generated under contracts which expire periodically and must be renegotiated and extended or replaced. As of December 31, 2007, the weighted average contract life based on contracted revenues is ten years for WIC, five years for CIG and six years for SNG. If we or El Paso are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. In particular, our ability to extend and replace contracts on terms comparable to prior contracts or on any terms at all, could be adversely affected by factors, including:

•	competition by other pipelines, including the change in rates or upstream supply of existing pipeline competitors, as well as the proposed construction by other companies of additional pipeline capacity or LNG terminals in markets served by our interstate pipelines;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or natural gas supply points; and

•	regulatory actions.
Fluctuations in energy commodity prices could adversely affect our business.
     Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. On the other hand, decreased natural gas prices could result in reduced development of additional gas supplies and in the volume of natural gas available for transportation and storage through our system.
     Pricing volatility may, in some cases for CIG or WIC, impact the value of under or over recoveries of retained natural gas, as well as imbalances, cashouts and system encroachments. We obtain in-kind fuel reimbursements from shippers in accordance with each individual tariff or applicable contract terms. We revalue our natural gas imbalances and other gas owed to shippers (such as excess fuel retention) to an index price and periodically settle these obligations in cash or in-kind pursuant to each individual tariff or balancing contract. Currently, the CIG and WIC tariffs provide that the volumetric difference between fuel retained and fuel burned will be flowed-through or charged to shippers. The CIG tariff provides that all liquid revenue proceeds, including those proceeds associated with CIG’s processing plants, are used to reimburse shrinkage or other system fuel and lost-or-unaccounted-for costs and variations in liquid revenues and variations in shrinkage volumes are included in the reconciliation of retained fuel and burned fuel. CIG must purchase gas volumes from time to time due, in part, to such shrinkage associated with liquid production and such expenses vary with both price and quantity.
     On the SNG system, we retain a fixed percentage of the natural gas received for transportation and storage as provided in SNG’s tariff. This retained natural gas is used as fuel and to replace lost and unaccounted for natural gas. As calculated in a manner set forth in SNG’s tariff, any revenues generated from any excess natural gas retained and not burned are shared with SNG’s customers on an annual basis. Any under recoveries are the responsibility of SNG.
     If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. As a result, significant prolonged changes in natural gas prices could have a material adverse effect on our financial condition, results of operations and ability to make distributions.
     Fluctuations in energy prices are caused by a number of factors, including:
•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas;

•	abundance of supplies of alternative energy sources; and

•	political unrest among countries producing oil and LNG.
Our systems depend on certain key customers and producers for a significant portion of their revenues. The loss of any of these key customers could result in a decline in their revenues and cash available to pay distributions.
     Our systems rely on a limited number of customers for a significant portion of our revenues. For the year ended December 31, 2007, the four largest natural gas transportation customers for each of WIC, CIG and SNG accounted for approximately 58 percent, 51 percent and 61 percent of their respective operating revenues. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and our ability to make distributions.
Adverse changes in general domestic economic conditions could adversely affect our operating results, financial condition, or our ability to make cash distributions.
     We are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. Recently, the direction and relative strength of the U.S. economy has been increasingly uncertain due to softness in the housing markets, rising oil prices, and difficulties in the financial services sector. If economic growth in the United States is slowed, demand growth from consumers for natural gas transported by us may decrease which could impact our planned growth capital. Additionally, our access to capital could be impeded. Any of these events could negatively impact our business, results of operations, financial condition, and ability to make cash distributions.
Neither CIG nor SNG is prohibited from incurring indebtedness, which may affect our ability to make distributions.
     Neither CIG nor SNG is prohibited by the terms of their respective general partnership agreements from incurring indebtedness. As of December 31, 2007, CIG and SNG had approximately $0.6 billion and approximately $1.1 billion principal amount of indebtedness outstanding, respectively. In 2008, CIG’s and SNG’s indebtedness is expected to be reduced by $0.1 billion and $0.2 billion, respectively, as the result of an anticipated repurchase of debt. If El Paso is unsuccessful in executing this program or if CIG or SNG were to incur significant amounts of additional indebtedness, it may inhibit their ability to make distributions to us which would materially and adversely affect our ability to make our minimum quarterly distributions because we expect CIG and SNG’s distributions to us will be a significant portion of the cash we distribute.
Restrictions in our credit facility could limit our ability to make distributions to our unitholders.
     Our ability to comply with the restrictions and covenants under our five-year revolving $750 million credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with these restrictions and covenants, a significant portion of any future indebtedness under a credit facility may become immediately due and payable, and our lenders’ commitment to make further loans to us under a credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, any future levels of indebtedness may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue acquisitions and other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions. For a further discussion of our covenants related to this facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4.
Increases in interest rates could adversely impact our unit price and our ability to issue additional equity to make acquisitions, incur debt or for other purposes.
     We cannot predict how interest rates will react to changing market conditions. Interest rates on our credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, to incur debt or for other purposes.
The credit and risk profile of our general partner and its owner, El Paso, could adversely affect our credit ratings and risk profile, which could increase our borrowing costs or hinder our ability to raise capital.
     Any adverse change in the financial condition of El Paso, including the degree of its financial leverage and its dependence on cash flow from the partnership to service its indebtedness, may adversely affect our credit ratings and risk profile.

     If we were to seek credit ratings in the future, our credit ratings may be adversely affected by the leverage of our general partner or El Paso, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the leverage and credit profile of El Paso and its affiliates because of their ownership interest in and control of us and the strong operational links between El Paso and us. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade. The ratings assigned to both CIG’s and SNG’s senior unsecured indebtedness are currently investment grade rated Baa3 by Moody’s Investor Services, BB by Standard and Poor’s and investment grade rated BBB- by Fitch Ratings. Downgrades of the credit ratings of El Paso, CIG or SNG could increase our cost of capital and collateral requirements, and could impede our access to capital markets. Further, any adverse effect on our credit ratings would increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make distributions.
If our systems do not successfully complete expansion projects or make and integrate acquisitions that are accretive, our future growth may be limited.
     A principal focus of our strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends on our ability to complete expansion projects and make acquisitions that result in an increase in cash per unit generated from operations. We may be unable to successfully complete accretive expansion projects or acquisitions, which could adversely affect our financial position, results of operations and ability to make distributions, for any of the following reasons:

•	unable to identify attractive expansion projects or acquisition candidates or we are outbid by competitors;

•	El Paso elects not to sell or contribute additional interests in its pipeline systems that it owns to us or to offer attractive expansion projects or acquisition candidates to us;

•	unable to obtain necessary rights of way or government approvals;

•	unable to realize anticipated costs savings and successful integration of the businesses we build or acquire;

•	unable to raise financing for expansion projects or acquisitions on economically acceptable terms;

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	unable to secure adequate transportation, storage or throughput commitments to support the expansion or acquisition of new facilities;

•	the assumption of unknown liabilities when making acquisitions for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s and employees’ attention to other business concerns; or

•	unforeseen difficulties operating in new product areas or new geographic areas including opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	there is a lack of available of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	our ability to construct expansion projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, a lack of contractor productivity or other factors beyond our control, that may be material;

•	the lack of future growth in natural gas supply; and
     Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve our expected investment return, which could adversely affect our financial condition and results of operations, and thus our ability to make distributions.

The amount of cash we have available for distribution depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
     The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from financial reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.
We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any necessary pipeline repairs, or preventive or remedial measures.
     The United States Department of Transportation (DOT) has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to perform ongoing assessments of pipeline integrity, identify and characterize applicable threats to pipeline segments that could impact a high consequence area, improve data collection, integration and analysis, repair and remediate the pipeline as necessary and implement preventive and mitigating actions. We currently estimate that it will cost us approximately $2 million for WIC and $2 million and $13 million for each of our 10 percent interests in CIG and SNG to implement pipeline integrity management programs between 2008 and 2012. Our costs may be significantly higher and our cash available for distribution correspondingly reduced due to the following factors:
•	Our estimate does not include the costs of repairs, remediation or preventive or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial;

•	Additional regulatory requirements that are enacted could significantly increase the amount of our expenditures;

•	Our actual implementation costs may be materially higher than we estimate because of increased industry-wide demand for contractors and service providers and the related increase in costs; or

•	Failure to comply with DOT regulations, which could subject us to penalties and fines.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.
     We do not own all of the land on which our pipelines and facilities have been constructed, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. Although many of these rights are perpetual in nature, we occasionally obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations and financial condition and our ability to make cash distributions.
Our operations are subject to operational hazards and uninsured risks.
     Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles and self-insurance levels, as well as limits on our maximum recovery, and do not cover all risks. As a result, our financial condition and ability to make cash distributions could be adversely affected if a significant event occurs that is not fully covered by insurance.
Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities.
     Our natural gas transportation, storage and processing activities are subject to stringent and complex federal, state and local environmental laws and regulations. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. For instance, we may be required to obtain and maintain permits and approvals issued by various federal, state and local governmental authorities; limit or prevent releases of materials from our operations in accordance with these permits and approvals; and install pollution control equipment. Also, under certain environmental laws and regulations, we may be exposed to potentially substantial liabilities for any pollution or contamination that may result from our operations. Moreover, new, stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.
Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.
     Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions, including carbon dioxide and methane, are in various phases of discussion or implementation. These include the Kyoto Protocol which has been ratified by some of the international countries in which we have operations such as Mexico, Brazil, and Egypt. In the United States, various federal legislative proposals have been made over the last several years. It is difficult to predict the timing of enactment of any federal legislation, as well as the ultimate legislation that will be enacted. However, components of the legislation that have been proposed in the past could negatively impact our operations and financial results, including whether any of our facilities are designated as the point of regulation for GHG emissions, whether the federal legislation will expressly preempt the potentially conflicting state GHG legislation and how inter-fuel issues will be handled, including how allowances are granted and whether caps will be imposed on GHG charges.
     Legislation and regulation are also in various stages of proposal, enactment, and implementation in many of the states in which we operate. This includes various initiatives of individual states and coalition of states in the northeastern portion of the United States that are members of the Regional Greenhouse Gas Initiative and seven western states that are members of the Western Climate Initiative.
     Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce the GHG emissions from their operations. These and other suits may also result in decisions by federal agencies and state courts and other agencies that impact our operations and ability to obtain certifications and permits to construct future projects.
     These legislative, regulatory, and judicial actions could result in changes to our operations and to the consumption and demand for natural gas and oil. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances to authorize our GHG emissions, (v) pay any taxes related to our GHG emissions and (vi) administer and manage a GHG emissions program.
     While we may be able to include some or all of any costs in our rates charged by our pipelines, such recovery of costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation.
Risks Inherent in Our Structure and Relationship with El Paso
El Paso controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including El Paso, have conflicts of interest with us and limited fiduciary duties, and they may favor their own interests to the detriment of our unitholders.
     El Paso owns and controls our general partner, and appoints all of the directors of our general partner. Some of our general partner’s directors, and some of its executive officers, are directors or officers of El Paso or its affiliates. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to El Paso. Therefore, conflicts of interest may arise between El Paso and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders.
Affiliates of our general partner, including El Paso and its other subsidiaries, are not limited in their ability to compete with us and are not obligated to offer us the opportunity to pursue additional assets or businesses, which could limit our commercial activities or our ability to acquire additional assets or businesses.
     Neither our partnership agreement nor the omnibus agreement among us, El Paso and others will prohibit affiliates of our general partner, including El Paso, El Paso Natural Gas Company (EPNG), Cheyenne Plains Gas Pipeline Company, L.L.C. (Cheyenne Plains) and Tennessee Gas Pipeline Company (TGP), from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, El Paso and its affiliates may acquire, construct or dispose of additional transportation or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the interstate pipeline and/or storage business, and each may have greater resources than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.
Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.
     Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will not elect our general partner or its board of directors, and will have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner, including the independent directors, will be chosen entirely by its owners and not by the unitholders. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at such annual meetings of stockholders. Furthermore, if the unitholders were dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Cost reimbursements to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution.
     Pursuant to an omnibus agreement we entered into with El Paso, our general partner and certain of their affiliates, El Paso and its affiliates will receive reimbursement for the payment of operating and capital expenses related to our operations and for the provision of various general and administrative services for our benefit, including costs for rendering administrative staff and support services to us, and overhead allocated to us, which amounts will be determined by the general partner in good faith. Payments for these services will be substantial and will reduce the amount of cash available for distribution to unitholders. In addition, WIC reimburses CIG for the costs incurred to operate and maintain the WIC system pursuant to an operating agreement. CIG also reimburses certain of its affiliates for costs incurred and services it receives (primarily from EPNG and TGP) and receives reimbursements for costs incurred and services it provides to other affiliates (primarily Cheyenne Plains and Young Gas Storage Company Ltd.). Similarly, the El Paso subsidiary that is the operator and general partner of CIG or SNG will be entitled to be reimbursed for the costs incurred to operate and maintain such system. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.
Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and subordinated units and restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
     Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, the general partnership agreements of CIG and SNG contain similar provisions that define the fiduciary standards of each partner (a subsidiary of El Paso owns a 90 percent general partner interest in each, and we own a 10 percent general partner interest in each) to the other. In addition, the general partnership agreements include provisions that define the fiduciary standards that the members of the management committee of each such partnership appointed by a partner (initially, El Paso will appoint three members, and we will appoint one member, of each committee) owe to the partners that did not designate such person. In both instances, the defined fiduciary standards are more limited than those that would apply under Delaware law in the absence of such definition.
Limited unitholders cannot remove our general partner without its consent.
     The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 66.8 percent of our aggregate outstanding common and subordinated units. Accordingly, our unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent the general partner’s removal. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. In addition, under certain circumstances the successor general partner may be required to purchase the combined general partner interest and incentive distribution rights of the removed general partner, or alternatively, such interests will be converted into common units. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.
Our general partner may elect to cause us to issue Class B common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of our general partner or holders of our common units and subordinated units. This may result in lower distributions to holders of our common units in certain situations.
     Our general partner has the right, at a time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48 percent) for each of the prior four consecutive fiscal quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.
     In connection with resetting these target distribution levels, our general partner will be entitled to receive a number of Class B common units. The Class B common units will be entitled to the same cash distributions per unit as our common units and will be convertible into an equal number of common units. The number of Class B common units to be issued will be equal to that number of common units whose aggregate quarterly cash distributions equaled the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion; however, it is possible that our general partner could exercise this reset election at a time when it is experiencing, or may be expected to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued our Class B common units, which are entitled to receive cash distributions from us on the same priority as our common units, rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new Class B common units to our general partner in connection with resetting the target distribution levels related to our general partner incentive distribution rights.
The control of our general partner may be transferred to a third party without unitholder consent.
     Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their member interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of the general partner with their own choices and to control the decisions taken by the board of directors and officers of the general partner. This effectively permits a “change of control” of the partnership without unitholders’ vote or consent. In addition, pursuant to the omnibus agreement with El Paso, any new owner of the general partner would be required to change our name so that there would be no further reference to El Paso.
If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.
     Our assets consist of a 100 percent ownership interest in WIC, a 10 percent general partner interest in CIG and a 10 percent general partner interest in SNG. If a sufficient amount of our assets, such as our ownership interests in CIG or SNG or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered securities or “investment securities,” there is a risk that our ownership interests in CIG and SNG could be deemed investment securities. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.
     Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
We may issue additional units without approval which would dilute existing ownership interests.
     Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•	each unitholder’s proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.
Our general partner has a limited call right that may require unitholders to sell common units at an undesirable time or price.
     If at any time our general partner and its affiliates own more than 75 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders would be required to sell common units at an undesirable time or price and may not receive any return on investment. Unitholders might also incur a tax liability upon a sale of such units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. Our general partner and its affiliates own approximately 49.7 percent of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), our general partner and its affiliates will own approximately 66.1 percent of our aggregate outstanding common units.
Our partnership agreement restricts the voting rights of unitholders owning 20 percent or more of our common units.
     Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders ability to influence the manner or direction of management.
Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.
     A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as if they were a general partner if a court or government agency determined that:
•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	unitholders’ right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public or private markets, including sales by affiliates of our general partner.
     Currently, we have 57,194,036 common units and 27,727,411 subordinated units outstanding, which includes 28,750,000 common units that may be resold in the public market immediately, except for the units subject to the lock-up agreements described below. All of the subordinated units will convert into common units at the end of the subordination period, which could occur as early as the first business day after December 31, 2010, assuming certain tests are met, and all of the subordinated units may convert into common units by December 31, 2008 if additional tests are satisfied. All of the 28,437,786 common units held by affiliates of our general partner are subject to resale restrictions under 180-day lock-up agreements with the underwriters of our initial public offering. Each of the lock-up arrangements with the underwriters may be waived in the discretion of Lehman Brothers Inc. Sales by any of our existing unitholders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, our general partner has agreed to provide registration rights to these holders, subject to certain limitations. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by states. If the Internal Revenue Service were to treat us as a corporation or if we become subject to a material amount of additional entity-level taxation for state tax purposes, then it would substantially reduce the amount of cash available for distribution to our unitholders.
     The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service, which we refer to as the IRS, on this or any other tax matter affecting us.
     If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
     Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state was to impose a tax upon us as an entity, the cash available to pay distributions would be reduced. We will, for example, be subject to a new entity-level tax on the portion of our income that is generated in Texas. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7 percent of our gross income apportioned to Texas. The imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution.
     Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
     We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury

Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
An Internal Revenue Service contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any Internal Revenue Service contest will reduce our cash available for distribution to our unitholders.
     We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.
Unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.
     Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than cash we distribute, they will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not cash is distributed from us. Cash distributions may not equal a unitholder’s share of our taxable income or even equal the actual tax liability that results from the unitholder’s share of our taxable income.
The tax gain or loss on the disposition of our common units could be different than expected.
     If our unitholders sell units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to them in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, regardless of whether such amount represents gain, may be taxed as ordinary income to our unitholders due to potential recapture items, including depreciation recapture. In addition, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
     Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income. Tax-exempt entities or foreign persons should consult their tax advisor regarding their investment in our common units.
We will treat each purchaser of units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
     Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from their sale of our common units and could have a negative impact on the value of our common units or result in audit adjustments to their tax returns.

We may adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
     When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our methodologies subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.
     A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50 percent or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.
     We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.
Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of their investment in our common units.
     In addition to federal income taxes, unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance, or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose an income tax. It is the unitholder’s responsibility to file all federal, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     A description of our properties is included in Part I, Item 1, Business, and is incorporated herein by reference.
     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.
ITEM 3. LEGAL PROCEEDINGS
     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, and is incorporated herein by reference.
     Gas Measurement Cases. CIG and SNG are among many named defendants in cases filed in 1997 by an individual under the False Claims Act, which have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. Plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. CIG is among the named defendants. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. Plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. The costs and legal exposure related to this lawsuit and claim are not currently determinable.
     In addition to the above matters, we and our affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common units are traded on the New York Stock Exchange under the symbol EPB. As of February 29, 2008, we had 8 unitholders of record, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.
     The following table reflects the quarterly high and low sales prices for our common units based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash distributions per unit we declared in each quarter:

	High	Low	Distributions

2007
Fourth Quarter (1)	$25.05	$20.90	—

(1)	For the period from November 21, 2007, the date of our initial public offering, through December 31, 2007.
     Cash Distribution Policy. We make quarterly distributions of $0.28750 per common unit ($1.15 per common unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay cash distributions at this minimum quarterly distribution rate is subject to various restrictions and other factors. On February 14, 2008, we paid investors a prorated distribution of $0.12813 per unit for the period from November 21, 2007 to and including December 31, 2007. Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash”. Our partnership agreement also requires that we distribute all of our available cash from operating surplus each quarter in the following manner: first, 98 percent to the holders of common units and two percent to our general partner, until each common unit has received a minimum quarterly distribution of $0.28750 plus any arrearages from prior quarters; second, 98 percent to the holders of subordinated units and two percent to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.28750; and third, 98 percent to all unitholders, pro rata, and two percent to our general partner, until each unit has received a distribution of $0.33063. If cash distributions to our unitholders exceed $0.33063 per unit in any quarter, our general partner will receive, in addition to distributions on its two percent general partner interest, increasing percentages, up to 48 percent, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.”
     Incentive Distribution Rights. Our general partner, as the holder of our incentive distribution rights, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and to reset, at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set. Our general partner’s right to reset the minimum quarterly distribution amount and the target distribution levels upon which the incentive distributions payable to our general partner is based, may be exercised, without approval of our unitholders or the conflicts committee of our general partner, at any time when there are no subordinated units outstanding and we have made cash distributions to the holders of the incentive distribution rights at the highest level of incentive distribution for each of the prior four consecutive fiscal quarters. The reset minimum quarterly distribution amount and target distribution levels will be higher than the minimum quarterly distribution amount and the target distribution levels prior to the reset such that our general partner will not receive any incentive distributions under the reset target distribution levels until cash distributions per unit following this event increase as described below.
     The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its two percent general partner interest and assume our general partner has contributed any additional capital to maintain its two percent general partner interest and has not transferred its incentive distribution rights.

		Marginal Percentage
	Total Quarterly	Interest in Distribution
	Distribution per Unit		General
	Target Amount	Unitholders	Partner
Minimum Quarterly Distribution	$0.28750	98%	2%
First Target Distribution	above $0.28750	98%	2%
	up to $0.33063
Second Target Distribution	above $0.33063	85%	15%
	up to $0.35938
Third Target Distribution	above $0.35938	75%	25%
	up to $0.43125
Thereafter	above $0.43125	50%	50%
     Subordination Period. Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.28750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.
     The subordination period will end on the first business day after we have earned and paid at least $0.43125 (150 percent of the minimum quarterly distribution) on each outstanding limited partner unit and general partner unit for each quarter in any four quarter period ending or after December 31, 2008, or on the first business day after we have earned and paid at least $0.28750 on each outstanding limited partner unit and general partner unit for any three consecutive, non-overlapping four quarter periods ending on or after December 31, 2010. The subordination period also will end upon the removal of our general partner other than for cause if the units held by our general partner and its affiliates are not voted in favor of such removal.
     Uses of Proceeds from Initial Public Offering. In connection with our initial public offering completed on November 21, 2007, we issued 28.8 million common units to the public for approximately $537 million, net of issuance costs and expenses, representing 33.2 percent of our outstanding equity. El Paso indirectly owns the remaining 66.8 percent equity interest in us, including its common units, subordinated units and a two percent general partner interest. We used the net proceeds from the common unit offering, together with proceeds of approximately $425 million borrowed under our revolving credit facility (see Part II, Item 8, Financial Statements and Supplementary Data, Note 4), primarily to repay notes payable to El Paso of $225 million and distribute $737 million to El Paso, in part to reimburse El Paso for capital expenditures incurred prior to our initial public offering related to the assets contributed to us.

ITEM 6. SELECTED FINANCIAL DATA
     The following presents selected historical financial data derived from our audited consolidated financial statements and is not necessarily indicative of results to be expected in the future. Prior to November 2007, our historical financial results only reflect the operating results and financial position of Wyoming Interstate Company, Ltd. (WIC or the Predecessor). In conjunction with our formation, El Paso contributed to us 10 percent interests in CIG and SNG and we began recording our share of CIG’s and SNG’s operating results as earnings from unconsolidated affiliates from the date of El Paso’s contribution. The selected financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per unit amounts)
Operating Results Data:
Operating revenues	$110	$97	$81	$73	$77
Operating income	63	67	38	43	54
Earnings from unconsolidated affiliates(1)	5	—	—	—	—
Net income	66	65	38	41	52
Net income per limited partner unit-basic and diluted Common units(2)	$0.13	—	—	—	—
Subordinated units(2)	$0.09	—	—	—	—

Financial Position Data:
Property, plant and equipment, net	$612	$436	$384	$320	$318
Investment in unconsolidated affiliates(1)	258	—	—	—	—
Total assets	902	465	407	339	335
Long-term debt, including capital lease obligations	463	8	9	28	39
Total partners’ capital	391	327	272	215	187

Note:	Other than distributions to El Paso made in conjunction with our initial public offering, we did not declare or pay any cash distributions in 2007.

(1)	El Paso contributed to us 10 percent interests in each of CIG and SNG on November 21, 2007.

(2)	Earnings per unit are based on income allocable to us subsequent to completion of our initial public offering.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Our Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying footnotes. MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. These risks and uncertainties are discussed further in Part 1, Item 1A, Risk Factors.
     In November 2007, we completed an initial public offering of 28.8 million common units. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, an interstate natural gas system, as well as 10 percent interests in each of El Paso’s SNG and CIG interstate natural gas pipeline systems. We have presented WIC’s financial information for all periods in the El Paso Pipeline Partners, L.P. financial statements. We began recording earnings from unconsolidated affiliates from our 10 percent ownership interests in CIG and SNG on the date of their contribution on November 21, 2007 through December 31, 2007. Since our interests in CIG and SNG are not reflected for periods prior to November 2007, the historical results of operations and the period to period comparison of results may not be indicative of future results.
     We have included a discussion in this MD&A items that may affect the partnership and each of our general partner interests in CIG and SNG as they operate in the future. The matters discussed in our MD&A are as follows:
•	General description of our business assets and operations and growth projects

•	Comparative discussion of our historical results of operations

•	Liquidity and capital resource related matters, including our available liquidity, sources and uses of cash, our historical cash flow activities, contractual obligations and commitments, and critical accounting policies, among other items.
     Our Business. We are a growth-oriented Delaware limited partnership formed by El Paso (our general partner) to own and operate natural gas transportation and storage assets. We hold a 100 percent ownership interest in the approximately 800-mile WIC interstate natural gas pipeline system with a design capacity of approximately 2.7 Bcf/d and an average daily throughput in 2007 of 2,071 BBtu/d. Our earnings before interest and taxes (EBIT) for the years ended December 31, 2007 and 2006 was $75 million and $71 million.
     We also own ten percent general partner interests in each of CIG and SNG whose operations are summarized below:
•	CIG. CIG is an interstate natural gas pipeline system with approximately 4,000 miles of pipeline with a design capacity of approximately 3.0 Bcf/d and an average daily throughput in 2007 of 2,339 BBtu/d. It has associated storage facilities with 29 Bcf of underground working natural gas storage capacity.

•	SNG. SNG is an interstate natural gas pipeline system with approximately 7,600 miles of pipeline with a design capacity of approximately 3.7 Bcf/d and an average daily throughput in 2007 of 2,345 BBtu/d. It has associated storage facilities with a total of approximately 60 Bcf of underground working natural gas storage capacity, which includes the storage capacity associated with a 50 percent ownership interest in the Bear Creek Storage Company joint venture.

     Our systems provide a significant portion of our transportation and storage services through firm contracts that obligate our customers to pay a fixed monthly reservation or demand charge. When a customer uses the reserved capacity, our systems also collect usage charges based on the volume of natural gas actually transported or stored, which enables us to recover the system’s variable costs. Any portion of physical capacity under firm contracts that is not utilized may be used for interruptible service. Our systems derive a small portion of their revenues through interruptible contracts (which do not ensure service) with fees based on actual utilization. We believe that the high percentage of earnings derived from capacity reservation charges mitigates the risk of earnings fluctuations caused by changing supply and demand conditions.
     The table below sets forth certain information regarding the assets, contracts and revenues for each of WIC, CIG and SNG, as of and for the year ended December 31, 2007:

					% of
					Physical	Weighted
		Tariff Revenue Composition%(1)			Design	Average
		Firm Contracts			Capacity	Remaining
	Our	Capacity	Variable		Subscribed	Contract
	Ownership	Reservation	Usage	Interruptible	Under Firm	Life (in
	Interest	Charges(2)	Charges	Contracts	Contracts(3)	Years)(4)
WIC	100%	98.1%	1.3%	0.6%	100%	10
CIG	10%	89.3%	7.0%	3.7%	100%	5
SNG	10%	88.3%	7.4%	4.3%	100%	6

(1)	Excludes liquids transportation revenue, amounts associated with retained fuel and, in the case of CIG, liquids revenue associated with CIG’s processing plants. The revenues described in this table constituted approximately 99%, 88% and 97% of WIC’s, CIG’s and SNG’s total revenues, respectively, earned during the year ended December 31, 2007.

(2)	Approximately 10% and 9% of total capacity reservation revenues for CIG and SNG, respectively, are the result of storage service charges.

(3)	Contract levels on WIC and CIG include forward haul capacity and back haul capacity.

(4)	The weighted average remaining contract life is determined by weighting the remaining life of each contract by the amount of revenue that is covered by the contract as of December 31, 2007.
     Growth Projects. We intend to grow our business through organic and greenfield expansion opportunities and potentially through strategic asset acquisitions from third parties, El Paso or both. As of December 31, 2007, each of WIC, CIG and SNG have significant expansion projects in progress as described below.
     WIC expects to spend approximately $108 million through 2010 ($51 million in 2008) on contracted expansion projects consisting of the following:
•	Kanda Lateral. In June 2007, the FERC granted a certificate of authorization for our Kanda lateral and related compression expansion project. This project provides an additional 400 MMcf/d of firm transportation capacity out of the Uinta Basin area and up to 150 MMcf/d of additional firm transportation capacity on a portion of the WIC mainline in Wyoming. The project was placed in service in January 2008 and is expected to increase annual revenues by approximately $25 million. As of December 31, 2007, we had spent $154 million of the estimated total completed cost of $189 million.

•	Medicine Bow. The Medicine Bow expansion project consists of the addition of 24,930 horsepower of compression to the Medicine Bow lateral at the existing Douglas compressor station in Converse County, Wyoming to increase the transportation capacity of that lateral line by approximately 330 MMcf/d for increased supplies of Powder River Basin production. The estimated cost of the Medicine Bow expansion project is $32 million and it is expected to be in service in July 2008. WIC received FERC approval in October 2007 for the project. The project is fully contracted to cover its cost of service (including a return of WIC’s investment) with Yates Petroleum, Anadarko Petroleum Corporation and, beginning one year after the project is in-service, Williams Gas Marketing, Inc., pursuant to firm transportation agreements expiring in 2015, 2018 and 2019, respectively.

•	Piceance Lateral. The Piceance lateral expansion consists of the addition of 25,300 horsepower of compression to the Piceance lateral at the WIC Greasewood Compressor station in Rio Blanco County, Colorado and at a new midpoint station in Moffat County, Colorado, to increase the transportation capacity of that lateral line by 219 MMcf/d for increased supplies of Piceance Basin production. The estimated cost is $62 million with an estimated in-service date in the fourth quarter of 2009.
     CIG expects to spend approximately $119 million ($12 million net to us) on contracted organic growth projects through 2012. Of this amount, $102 million ($10 million net to us) will be spent in 2008. Included in this amount is CIG’s joint investment in projects with Xcel Energy through its 50 percent ownership in

WYCO to develop new transmission and storage facilities in Colorado, including the High Plains pipeline and Totem storage expansion projects anticipated to be completed at various times from 2008 through 2009.
•	High Plains Pipeline. The High Plains expansion project involves the construction of a 164-mile 24” and 30” interstate gas pipeline system extending from the Cheyenne Hub in northeast Colorado to Public Service Company of Colorado’s Fort St. Vrain electric generation plant and other points of interconnection with Public Service Company of Colorado’s system. The High Plains expansion project will add approximately 900 MMcf/d of overall transportation capacity to the CIG system, with approximately 664 MMcf/d of increased transportation capacity from the Cheyenne Hub to the greater Denver area and approximately 236 MMcf/d of increased capacity from the Young storage facility in Colorado to the greater Denver area. The estimated total cost of the project is $196 million, with $98 million to be paid by CIG (of which our share will be approximately $10 million). The FERC approval process has commenced, and the estimated in-service date for the High Plains expansion project is November 2008, subject to receipt of FERC approval. The increased capacity is fully contracted to cover cost of service (including a return on CIG's investment) by Public Service Company of Colorado and Coral Energy Resources pursuant to firm contracts through 2029 and 2019, respectively.

•	Totem Gas Storage. The Totem gas storage expansion project consists of the development of the Totem storage field, a natural gas storage field that services and interconnects with the High Plains pipeline. The Totem Gas storage field will have 10.7 Bcf of natural gas storage capacity, 7 Bcf of which will be working gas capacity and 3.7 Bcf of which will be base gas capacity. The Totem Gas storage expansion project has a 200 MMcf/d maximum withdrawal rate and 100 MMcf/d maximum injection rate. The estimated total cost of the Totem Gas storage expansion project is $120 million, of which $60 million will be paid by CIG (of which our share will be approximately $6 million). The estimated in-service date for the Totem Gas storage expansion project is July 2009. FERC approval is required for the Totem Gas storage expansion project. All of the storage capacity of this new storage field is fully contracted to cover cost of service (including a return on CIG's investment) with Public Service Company of Colorado pursuant to a firm contract through 2040.
     SNG expects to spend approximately $487 million ($49 million net to us) on contracted organic growth projects through 2012. Of this amount, $65 million ($7 million net to us) will be spent in 2008, including the following:
•	Cypress Phase II. The Cypress Phase II project, will add 10,350 horsepower of compression resulting in approximately 114 MMcf/d of capacity at an estimated cost of $20 million (of which our share will be approximately $2 million). The Cypress Phase II project began construction in September 2007 and is expected to be in-service in May 2008. FERC approval for this project has been received. The capacity of the Cypress Phase II project is fully contracted with BG LNG Services pursuant to firm transportation contracts through April 2028.

•	Cypress Phase III. The Cypress Phase III expansion project will add 20,700 horsepower of additional compression and approximately 161 MMcf/d of additional capacity at an estimated cost of $82 million (of which our share will be approximately $8 million). A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have us build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date of January 2011. If constructed, Cypress Phase III would be fully subscribed by BG LNG Services with a contract through December 2030.

•	South System III. The South System III expansion project will expand SNG’s pipeline system in Mississippi, Alabama and Georgia by adding approximately 80 miles of pipeline looping on SNG’s south system and 15,000 horsepower of compression to connect SNG’s south system to a new natural gas fired power generation facility in the Atlanta, Georgia area to be owned by the Southern Company. The South System III expansion project will be completed in three phases, with each phase expected to add an additional 122 MMcf/d of capacity, at a total estimated cost of $286 million (of which our share will be approximately $29 million). SNG has entered into a precedent agreement with Southern Company Services as agent for its affiliated operating companies, Georgia Power Company, Alabama Power Company, Mississippi Power Company, Southern Power Company and Gulf Power Company to provide an incremental firm transportation service to such operating companies, commencing in phases beginning December 1, 2010, for a term of 15 years. The precedent agreement obligates SNG to proceed with the South System III expansion project, upon the occurrence of certain conditions precedent, including receipt of Georgia Public Service Commission approval of Southern Company’s generation plans, and FERC approval of the project on SNG’s system and the proposed Southeast Supply Header project described below. SNG will have to file a request with the FERC for certificate authorization to construct and operate the South System III expansion facilities. SNG anticipates filing an application with FERC during third quarter 2008. The project has estimated in-service dates of December 2010 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•	Southeast Supply Header. The Southeast Supply Header project, which will be jointly owned by SNG, Spectra Energy Corp (Spectra) and CenterPoint Energy, is expected to add a 115-mile supply line to the western portion of the SNG system. This new pipeline is being constructed by Spectra and is expected to provide access through pipeline interconnects to several supply basins, including the Barnett Shale, Bossier Sands, Arkoma and Fayetteville Shale basins. The estimated cost to SNG for the Southeast Supply Header project is $170 million (of which our share will be approximately $17 million). This project is expected to be completed in two phases, with the first phase expected to provide SNG with approximately 140 MMcf/d of additional supply capacity, and the second phase expected to provide SNG with an additional 360 MMcf/d of supply capacity. The FERC issued an order approving the first phase in September 2007. The estimated in-service dates are June 2008 for Phase I and October 2010 for Phase II.
     CIG and SNG will fund their expansion capital needs with amounts repaid from their notes receivable under the cash management program with El Paso together with capital contributions from its partners, including us. For a further discussion of the capital requirements of our unconsolidated affiliates, see Liquidity and Capital Resources below.

Results of Operations
     We and El Paso have historically used earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our businesses, including our historical results and the results of the entities in which we hold investments. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure used by us and El Paso management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) interest and debt expense, net, (iii) affiliated interest expense, net, and (iv) income taxes. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
     The following is a reconciliation of EBIT to our net income and throughput volumes for the years ended December 31:

	2007	2006	2005
	(in millions, except volumes)
Operating revenues	$110	$97	$81
Operating expenses	(47)	(30)	(43)

Operating income	63	67	38
Earnings from unconsolidated affiliates	5	—	—
Other income, net	7	4	3

EBIT	75	71	41
Interest and debt expense, net	(2)	—	(1)
Affiliated interest expense, net	(7)	(6)	(2)

Net income	$66	$65	$38

WIC throughput volumes (BBtu/d)(1)	2,071	1,914	1,572

(1)	Throughput volumes presented are for WIC only and include 239 BBtu/d, 204 BBtu/d and 174 BBtu/d transported by WIC on behalf of CIG for the years ended December 31, 2007, 2006 and 2005.

     EBIT Analysis. The following is a discussion of factors impacting our results:

	2007 to 2006				2006 to 2005
				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$6	$—	$—	$6	$7	$—	$—	$7
Expansions	7	(2)	2	7	9	(2)	—	7
Operational gas and revaluations	—	(13)	—	(13)	—	19	—	19
Earnings from unconsolidated affiliates	—	—	5	5	—	—	—	—
Other(1)	—	(2)	1	(1)	—	(4)	1	(3)

Total impact on EBIT	$13	$(17)	$8	$4	$16	$13	$1	$30

(1)	Consists of individually insignificant items.
     Transportation revenues. For the years ended December 31, 2007 and 2006, we experienced higher revenues as a result of increased demand for firm capacity on WIC’s mainline system.
     Expansions. During 2007 and 2006, our revenues were higher as a result of the completion of the Piceance lateral expansion in March 2006.
     Operational gas and revaluations. WIC obtains in-kind fuel reimbursements from shippers in accordance with its pipeline’s tariff or with applicable contract terms. Natural gas imbalances and other gas owed to shippers (such as fuel retained in excess of that used in operations) and owed to interconnecting pipelines are revalued to an index price. These obligations are periodically settled in cash or in-kind pursuant to the tariff or balancing contract and these revaluations are recorded as part of operation and maintenance expense in our income statement. To the extent we experience a gain as a result of falling gas prices, we reduce our operation and maintenance expense by the amount of the gain, and to the extent we experience a loss, we increase our operation and maintenance expense by the amount of the loss. We only realize additional cash income or loss to the extent we settle our imbalances in cash or through the purchase or sale of gas as required to balance the system. Natural gas prices increased for the year ended December 31, 2007, which unfavorably impacted the revaluation of imbalances and other amounts owed to shippers during that period. However, decreases in natural gas prices experienced during 2006 favorably impacted the overall revaluation of these amounts for the year ended December 31, 2006. In addition, higher gas prices in 2005 also contributed to the favorable variance in 2006.
     Currently, WIC’s tariff provides that the volumetric difference between fuel retained and fuel burned will be flowed-through or charged to shippers. WIC filed a tariff change with FERC in September 2007 to establish a fuel and related gas balance recovery mechanism which, if approved, will recover all cost impacts, or to flow through to shippers any revenue impacts of all such items. This tariff filing was protested by certain shippers and the FERC has suspended the effective date to April 1, 2008, subject to the outcome of a technical conference held in November 2007. Our earnings and cash flow variability related to price revaluations will be reduced if the FERC approves this filing.

     Earnings from Unconsolidated Affiliates. For the year ended December 31, 2007, we recorded equity earnings of $2 million from CIG and $3 million from SNG. We began recording equity earnings on November 21, 2007, the date these interests were contributed to us from El Paso in connection with our initial public offering.
Interest and Debt Expense
     Interest and debt expense for the year ended December 31, 2007 relates to amounts borrowed under our new credit facility entered into in November 2007. For a further discussion of our credit facility, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4. Our interest expense in 2006 decreased $1 million compared to 2005 due primarily to the retirement of debt.
Affiliated Interest Expense
     Prior to our initial public offering, we participated in El Paso’s and its subsidiaries’ cash management programs. Affiliated interest expense for the years ended December 31, 2007, 2006 and 2005 was $7 million, $6 million and $2 million. The increase in each year was due to higher average short-term interest rates and higher average advances from El Paso. The average advance balance increased from $55 million for the twelve months of 2005 to $112 million in 2006 and $120 million in 2007. The average short-term rates increased from 4.2% in 2005 to 5.7% in 2006 and 6.2% in 2007. In 2007 WIC repaid the outstanding balance and is no longer a participant in El Paso’s cash management programs.

Liquidity and Capital Resources
     Overview. Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy any indebtedness obligations, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control. Please read “Risk Factors” for a further discussion of these factors.
     Our sources of liquidity currently include cash generated from our operations, quarterly cash distributions received from our equity investees, CIG and SNG, and available borrowing capacity under our $750 million revolving credit facility expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. Prior to the initial public offering, WIC had funding available through El Paso and its subsidiaries’ cash management program, which was repaid in connection with our formation. CIG and SNG will continue to participate in El Paso’s cash management programs, but are now required to make quarterly distributions of their available cash to their partners, including us.
     We believe that cash flows from operating activities, including the cash distributions received from CIG and SNG, and availability under our credit facility will be adequate to meet our operating needs, our cash distributions requirements to our partners, our planned short-term capital and debt service requirements, and our planned expansion opportunities. While we are required to fund our share of CIG and SNG expansion capital in future periods, in 2008 we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso.
     Overview of Cash Flows. Our cash flow activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In millions)
Net cash provided by operating activities	$77	$53	$59
Net cash used in investing activities	(160)	(73)	(64)
Net cash provided by financing activities	88	20	5
     Operating Activities. From 2005 to 2006, our cash flows from operating activities were relatively stable, with differences primarily as a result of working capital changes. For the year ended December 31, 2007 as compared to the same period in 2006, cash flow from operating activities was higher as a result of both the impact of the Piceance lateral expansion project placed into service in March 2006 and the effects of working capital changes.
     Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been and will continue to be primarily driven by changes in accounts receivable and accounts payable, imbalances and other items. These changes are primarily impacted by such factors as credit, the timing of collections from customers and the level of spending for maintenance and expansion activity. Changes in the terms of our transportation arrangements have a direct impact on our cash flows from operations due to their impact on net income, along with the resulting changes in working capital. A material adverse change in operations or available financing may impact our ability to fund our requirements for liquidity and capital resources.
     As of December 31, 2007, we had a working capital deficiency of $26 million compared to a working capital deficiency of $106 million at December 31, 2006. The working capital deficiency at December 31, 2007 is due to $27 million accrued on the Kanda lateral expansion, which will be funded by borrowings under our revolving credit facility. The working capital deficiency at December 31, 2006 was created by the historical cash management arrangements with El Paso. As of December 31, 2006 and 2005, we had notes payable to affiliates of $110 million and $80 million. In November 2007, we repaid our affiliated balances due to CIG with proceeds from a new note from El Paso entered into prior to our initial public offering. Our note to El Paso was repaid in November 2007 using a portion of the proceeds from borrowings from our credit facility.
     Investing Activities. Most of the fluctuations in investing activities in each annual period can be attributed to an increase in expansion capital expenditures. In 2007 these expenditures related primarily to our Kanda lateral and mainline compression expansion and in 2006 primarily related to our Piceance Basin expansion.

     Capital Expenditures. Our cash capital expenditures for the year ended December 31, 2007 and those planned for 2008 are as follows:

		Expected
	2007	2008
	(In millions)
Maintenance	$4	$2
Expansion	156	51

Total	$160	$53

     Maintenance capital expenditures are made to replace partially or fully depreciated assets, ensure the reliable delivery of natural gas to our customers, maintain the existing operating capacity of our assets and extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our systems and facilities and to construct or acquire similar systems or facilities.
     Our planned 2008 expansion capital expenditures of $51 million include completion costs for our Kanda lateral and related compression project as well as amounts related to our Medicine Bow and Piceance lateral expansions. We are also evaluating additional projects. We expect to spend between approximately $2 million and $3 million in each of the next three years beginning in 2008 for maintenance capital expenditures. While we expect to fund these maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility, debt and/or equity offerings or a combination thereof.
     Financing Activities. Prior to our initial public offering, all of our cash flow was advanced through the cash management program of El Paso and its subsidiaries. As a result, changes in cash flow from operations and investing activities impacted our cash flow from financing activities related to changes in our notes payable to affiliate.
     In connection with the initial public offering, we received net proceeds of $537 million from the issuance of common units. We used the net proceeds from the common unit offering, together with proceeds of approximately $425 million borrowed under our unsecured 5-year $750 million revolving credit facility (Credit Facility) to repay notes payable to El Paso of $225 million and distribute $737 million to El Paso, in part to reimburse El Paso for capital expenditures incurred prior to our offering. As of December 31, 2007, $455 million was outstanding under the Credit Facility. Borrowings under the Credit Facility are guaranteed by us. Our cost of borrowing is LIBOR plus 0.525% based on our leverage at December 31, 2007. We also pay an annual commitment fee of 0.125%. For a discussion of our most restrictive covenants under this facility, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4.

Unconsolidated Affiliates
     Capital Requirements. The following is a discussion of the capital requirements of our unconsolidated affiliates, CIG and SNG, provided in order to understand their sources and uses of cash. CIG’s and SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from CIG’s and SNG’s partners (including us), if necessary. CIG’s and SNG’s uses of cash primarily include capital expenditures, debt service, and distributions to partners. We currently expect CIG and SNG to fund 100 percent of their 2008 expansion capital expenditures by using cash proceeds from the recovery of notes receivable outstanding under their cash management program with El Paso as discussed above. The balance of the notes receivable under El Paso’s cash management programs was approximately $655 million for CIG and $425 million for SNG as of December 31, 2007. CIG’s and SNG’s capital expenditures, including committed projects, and other projects, for the year ended December 31, 2007 and those planned for 2008 are as follows:

		Anticipated
	2007	2008
	(In millions)
CIG
Maintenance	$36	$35
Expansion	72	157

Total	$108	$192

SNG
Maintenance	$93	$60
Expansion/Other	158	66
Hurricanes	(8)	—

Total	$243	$126

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing entities or structures to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.

Contractual Obligations
     We are party to various contractual obligations, a portion of which are reflected in our financial statements, such as long-term debt and our capital lease. Other obligations, such as capital commitments and demand charges under transportation commitments, are not reflected on our balance sheet. The following table and discussion that follows summarizes our contractual cash obligations as of December 31, 2007 for each of the periods presented:

	Due in	Due in	Due in
	Less Than	1-3	4-5
Contractual Obligations	1 Year	Years	Years	Thereafter	Total
Long-term debt	(in millions)
Principal	$—	$—	$455	$—	$455
Interest	26	51	50	—	127
Capital lease	1	2	2	11	16
Capital commitments	39	—	—	—	39
Transportation commitments	9	18	20	64	111

Total	$75	$71	$527	$75	$748

•	Long Term Debt (Principal and Interest). Long term debt obligations represent stated maturities of amounts borrowed under our revolving credit facility. Contractual interest payments are shown annually through the stated maturity date of the related debt and are based on current rates in effect on this variable rate debt. For a further discussion of our debt obligations see Item 8, Financial Statements and Supplementary Data, Note 4.

•	Capital Lease. Effective December 1, 1999, we leased a compressor station under a capital lease from an affiliate of CIG, WYCO. The compressor station lease expires November 2029.

•	Capital Commitments. At December 31, 2007, our capital commitments consisted primarily of our Kanda lateral expansion project. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

•	Transportation Commitments. At December 31, 2007, our transportation commitments consisted of our agreements with Questar Overthrust Pipeline Company.

•	Other Commercial Commitments. We also hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to the results of our operations.
Critical Accounting Policies and Estimates
     The accounting policy discussed below is considered by management to be critical to an understanding of our financial statements as, of our current accounting policies, its application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material impact on our results of operations, partners’ capital or cash flows. For additional information concerning our other accounting policies, please read the notes to the financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, Note 1.
     Cost-Based Regulation. We account for our regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We also periodically evaluate the applicability of SFAS No. 71, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.
New Accounting Pronouncements Issued But Not Yet Adopted
     See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 under New Accounting Pronouncements Issued But Not Yet Adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is exposure to changing interest rates. Changes in interest rates affect the interest expense we incur on our variable rate borrowings. At December 31, 2007, we had borrowed $455 million due in 2012 under our revolving credit facility at an effective interest rate of 5.6%. The fair value of our variable rate borrowings approximate their carrying value due to the market-based nature of its interest rates.
     We are exposed to changes in natural gas prices associated with the revaluation of natural gas imbalances volumes owed to or due from shippers and others. This price risk is mitigated to the extent physical gas is maintained on the system at a level equal to the imbalance due. While we attempt to keep these volumes in balance, differences occur over time as imbalances are cashed out or settled and we use or purchase gas for other activities. In September 2007, WIC filed a tariff change with the FERC to establish a mechanism to recover all cost impacts, or to flow through to shippers any revenue impacts, of all fuel and related gas balance items, effective November 1, 2007. This tariff filing was protested by certain shippers and the FERC has suspended the proposed effective date to April 1, 2008, pending the outcome of a technical conference held in November 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index
     Below is an index to the items contained in Part II, Item 8, Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited the accompanying consolidated balance sheets of El Paso Pipeline Partners, L.P. (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Pipeline Partners, L.P. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
March 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.
and the Partners of El Paso Pipeline Partners, L.P.:
     In our opinion, the consolidated statements of income, partners’ capital and cash flows for the year ended December 31, 2005 listed in the Index appearing under Item 15(a) (1), present fairly, in all material respects, the results of their operations and cash flows of El Paso Pipeline Partners, L.P. (the “ Company”) for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
August 30, 2007

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)

	Year Ended December 31,
	2007	2006	2005
Operating revenues	$110	$97	$81
Operating expenses
Operation and maintenance	27	14	29
Depreciation and amortization	16	14	12
Taxes, other than income taxes	4	2	2

	47	30	43

Operating income	63	67	38
Earnings from unconsolidated affiliates	5	—	—
Other income, net	7	4	3
Interest and debt expense, net	(2)	—	(1)
Affiliated interest expense, net	(7)	(6)	(2)

Net income	$66	$65	$38

Net income per limited partner unit — Basic and Diluted:
Common units	$0.13
Subordinated units	$0.09
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions, except units)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$5	$—
Accounts receivable
Customer, net of allowance of $1 in 2007 and 2006	12	12
Affiliates	1	1
Prepaid assets	1	2
Regulatory assets	—	5
Other	3	3

Total current assets	22	23

Property, plant and equipment, at cost	805	615
Less accumulated depreciation and amortization	193	179

Total property, plant and equipment, net	612	436

Other assets
Investment in unconsolidated affiliates	258	—
Regulatory assets	9	6
Other	1	—

	268	6

Total assets	$902	$465

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$2	$7
Affiliates	4	2
Other	32	2
Notes payable to affiliate	—	110
Property taxes payable	2	—
Regulatory liabilities	5	3
Other	3	5

Total current liabilities	48	129

Long-term financing obligations, including capital lease obligation	463	8

Other liabilities	—	1

Commitments and contingencies (Note 5)
Partners’ capital
Partners’capital	$—	$327
Common units (57,187,786 units issued and outstanding in 2007)	832	—
Subordinated units (27,727,411 units issued and outstanding in 2007)	284	—
General partner units (1,732,963 units issued and outstanding in 2007)	(725)	—

Total partners’ capital	391	327

Total liabilities and partners’ capital	$902	$465

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Cash flows from operating activities
Net income	$66	$65	$38
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	16	14	12
Earnings from unconsolidated affiliates	(5)	—	—
Other non-cash income items	(5)	—	—
Asset and liability changes
Accounts payable	—	(4)	8
Regulatory assets	2	(4)	(3)
Regulatory liabilities	1	(12)	2
Other, net	2	(6)	2

Net cash provided by operating activities	77	53	59

Cash flows from investing activities
Capital expenditures	(160)	(73)	(64)

Net cash used in investing activities	(160)	(73)	(64)

Cash flows from financing activities
Payments to retire long-term debt, including capital lease obligations	—	—	(30)
Distributions to El Paso	(793)	(10)	(15)
Contributions	—	—	34
Net proceeds from borrowings under revolving credit facility	454	—	—
Net proceeds from issuance of common units	537	—	—
Net change in notes payable to affiliate	(110)	30	16

Net cash provided by financing activities	88	20	5

Net change in cash and cash equivalents	5	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$5	$—	$—

Supplemental cash flow information
Interest paid, net of capitalized amounts	$9	$6	$3
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In millions)

		Partners’ Capital
	Partners’	Limited Partners			Total
	Capital			General	Partners’
	(pre-IPO)	Common	Subordinated	Partner	Capital
Balance at December 31, 2004	$215	$—	$—	$—	$—

Net income	38	—	—	—	—
Contribution	34	—	—	—	—
Distributions	(15)	—	—	—	—

Balance at December 31, 2005	272	—	—	—	—

Net income	65	—	—	—	—
Distributions	(10)	—	—	—	—

Balance at December 31, 2006	327	—	—	—	—

Net income	56	—	—	—	—

Balance at November 20, 2007	383	—	—	—	—

Contribution of interests in CIG and SNG	254	—	—	—	—
Conversion to El Paso Pipeline Partners, L.P.	(581)	288	281	12	581
Issuance of common units, net of issuance costs	—	537	—	—	537
Distributions to El Paso and its subsidiaries	(56)	—	—	(737)	(793)
Net income	—	7	3	—	10

Balance at December 31, 2007	$—	$832	$284	$(725)	$391

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Initial Public Offering
     We own a 100 percent ownership interest in Wyoming Interstate Company, Ltd. (WIC), an interstate natural gas system. On November 21, 2007, El Paso Corporation (El Paso) contributed to us 10 percent general partner interests in each of Colorado Interstate Gas Company (CIG) and Southern Natural Gas Company (SNG) which consist of interstate natural gas pipeline systems and related storage facilities. In connection with our initial public offering, we issued 28.8 million common units to the public for approximately $537 million, net of issuance costs and expenses, representing 33.2 percent of our outstanding equity. El Paso indirectly owns the remaining 66.8 percent equity interest in us, including common units, subordinated units and a two percent general partner interest. Prior to the initial public offering, El Paso indirectly owned 100 percent of us. We used the net proceeds from the common unit offering, together with proceeds of approximately $425 million borrowed under our revolving credit facility (Note 4), to primarily repay notes payable to El Paso of $225 million and distribute $737 million to El Paso, in part to reimburse El Paso for capital expenditures incurred prior to our initial public offering related to the assets contributed to us.
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate WIC, our wholly owned subsidiary, and account for our investments in CIG and SNG using the equity method of accounting based on our ability to exert significant influence over, but not control, CIG and SNG. The contribution of SNG and CIG were recorded at their historical cost since they were contributed by other entities within El Paso. For periods prior to the closing of the initial public offering, the consolidated financial statements presented herein were prepared from the separate records maintained by WIC, which has been treated as the predecessor entity to El Paso Pipeline Partners, L.P. Accordingly, our financial statements reflect the historical financial results of WIC for the three year period ended December 31, 2007 and earnings from unconsolidated affiliates from our 10 percent ownership in CIG and SNG beginning on the date of their contribution to us on November 21, 2007.
     We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. Where we are unable to exert significant influence over the entity, we use the cost method of accounting.
Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses and the disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulated Operations

     Our interstate natural gas pipelines and storage operations are subject to the jurisdiction of the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under a FERC-approved tariff, which establishes rates, cost recovery mechanisms, terms and conditions of service to our customers. The fees or rates established under our tariff are a function of our costs of providing service to our customers, including a reasonable return on our invested capital. We apply the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation . Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include an equity return component on regulated capital projects and certain costs included in, or expected to be included in, future rates.
Cash and Cash Equivalents
     We consider short-term investments with an original maturity of less than three months to be cash equivalents.
Allowance for Doubtful Accounts
     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.
Materials and Supplies
     We value our materials and supplies at the lower of cost or market value with cost determined using the average cost method.
Natural Gas Imbalances
     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system differs from the scheduled amount of natural gas delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind, subject to the terms of the tariff.
     Imbalances due from others are reported in the balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported in the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, all imbalances are classified as current as they are expected to be settled within a year.
Property, Plant and Equipment
     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For constructed assets, direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component are capitalized, as allowed by the FERC. Major units of property replacements or improvements are capitalized and minor items are expensed. Prior to January 1, 2006, certain costs incurred related to our pipeline integrity programs were capitalized as part of property, plant and equipment. Beginning January 1, 2006, certain of these costs were expensed based on FERC guidance. For the years ended December 31, 2007 and 2006, amounts expensed under this guidance were immaterial.
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The FERC-accepted depreciation rate is applied to the total cost of the group until the net book value equals the salvage value. For certain general plant, the asset is depreciated to zero. Currently, depreciation rates vary from approximately two percent to 12 percent per year. Using these rates, the remaining depreciable lives of these assets range from nine to 49 years. We re-evaluate depreciation rates each time we redevelop our transportation rates to file with the FERC for an increase or decrease in rates. When property, plant and equipment is retired, accumulated depreciation and amortization is charged for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less salvage value. No gain or loss is recognized unless an entire operating unit is sold. Gains or losses on dispositions of operating units are included in operating income.
     At December 31, 2007 and 2006, we had approximately $51 million and $7 million of construction work in progress included in our property, plant and equipment.
     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to the construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2007, 2006 and 2005 were $2 million, $1 million and less than $1 million. These debt amounts are included as a reduction to interest and debt expense in the income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during each of the years ended December 31, 2007, 2006 and 2005 were $5 million, $2 million and $2 million. These equity amounts are included as other non-operating income in our income statement.
Asset and Investment Impairments
     We evaluate our assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, management evaluates the recoverability of long-lived assets’ carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets we adjust the carrying value of the asset downward, if necessary. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and the established time frame for completing the sale, among other factors.
Revenue Recognition
     Our revenues are primarily generated from natural gas transportation services and include estimates of amounts earned but unbilled. We estimate these unbilled revenues based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund. We establish reserves for these potential refunds.
Environmental Costs and Other Contingencies
     Environmental Costs. We record environmental liabilities at their undiscounted amounts on our balance sheet when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period expense when clean-up efforts do not benefit future periods.
     We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage, separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet.
     Other Contingencies. We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the lower end of the range is accrued.
Income Taxes
     We are a partnership for income tax purposes and are not subject to either federal income taxes or generally to state income taxes. Our partners are responsible for income taxes on their allocated share of taxable income which may differ from income for financial statement purposes due to differences in the tax basis and financial reporting basis of assets and liabilities. We are unable to readily determine the net difference in the bases of our assets and liabilities for financial and tax reporting purposes because information regarding each partner’s tax attributes in us is not available to us.
Accounting for Asset Retirement Obligations
     We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal and retirement of our long-lived assets. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which are recorded as depreciation and amortization in our income statement. To the extent some or all of these costs are recoverable from our customers, we record a regulatory asset rather than expense.
     We have legal obligations associated with our natural gas pipeline and related transmission facilities. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipelines if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.
     We are required to operate and maintain our natural gas pipeline system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2007 and 2006 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
Partners’ Capital
     We allocate our net income to the capital accounts of our general partner, common unitholders and subordinated unitholders based on the terms of the partnership agreement. The agreement requires these allocations to be made based on the relative percentage of their ownership interests, adjusted for any replenishment of previously allocated aggregate net losses and/or special allocations, each as defined in our partnership agreement.
     We calculate net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128. Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.

New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2007, the following accounting standards had not yet been adopted by us:
     Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will adopt the provisions of this standard for our financial assets and liabilities effective January 1, 2008. Adoption of the standard is not expected to have a material impact on our financial statements. The FASB provided a one year deferral of the adoption of SFAS No. 157 for certain non-financial assets and liabilities. We have elected to defer the adoption for certain of our non-financial assets and liabilities and are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.
     Fair Value Option. In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits entities to choose to measure many financial instruments and certain other items at fair value. We will adopt the provisions of this standard effective January 1, 2008, and do not anticipate that it will have a material impact on our financial statements.
     Business Combinations. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which provides revised guidance on the accounting for acquisitions of businesses. This standard changes the current guidance to require that all acquired assets, liabilities, minority interest and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 141(R) will apply to acquisitions that are effective after December 31, 2008, and application of the standard to acquisitions prior to that date is not permitted.
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interest in the financial statements. This standard requires that minority interest be presented as a component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that minority interest be presented as a separate caption in the income statement. This standard also requires all transactions with minority interest holders, including the issuance and repurchase of minority interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and we are currently evaluating the impact that this standard will have on our financial statements.
2. Contribution of Assets
     In November 2007, El Paso contributed to us 10 percent general partner interests in CIG and SNG, two interstate pipeline transportation businesses at their historical cost. El Paso operates these systems and owns the remaining 90 percent general partner interests.
     Our proportionate share of the operating results associated with CIG and SNG is reflected as earnings from unconsolidated affiliates in our financial statements beginning in November, 2007, the date they were contributed to us by El Paso. The following summary unaudited pro forma consolidated results of operations for the two years ended December 31, 2007 and 2006, reflect our historical income statements on a pro forma basis assuming the contribution of CIG and SNG occurred effective January 1, 2006. These summary unaudited pro forma financial statements do not include entities and operations that were part of CIG and SNG prior to the contribution of these interests to us. Additionally, we have not reflected the incremental general and administrative expense of being a publicly traded entity. For purposes of pro forma earnings per unit, the number of common and subordinated units assumed to be outstanding is the same as those described in Note 3 below. All units are assumed to have been outstanding since January 1, 2006. Additionally, the pro forma net income per unit calculations are performed without regard to arrearages. The unaudited pro forma consolidated results of operations are not necessarily indicative of the operating results that would have occurred had the contributions been made on January 1, 2006, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2007	2006
	(In millions, except per unit amounts)
	(Unaudited)
Revenues	$110	$97
Net income	96	96
Net income per limited partner unit — Basic and Diluted
Common units	1.15	1.15
Subordinated units	1.01	1.01
3. Earnings Per Unit and Cash Distributions
     Earnings per unit. Earnings per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income (post-close of the initial public offering) to the general partner based upon the general partner’s ownership interest of two percent. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. No potentially dilutive securities existed as of December 31, 2007.
     Below is the allocation of net income and the limited partners’ interests in net income based on the number of basic and diluted partner units outstanding.

Year Ended December 31,
2007
(in millions)
Allocation of Net Income
Net income allocation(1)	$9.9
Less: general partner’s interest in net income	0.2

Limited partners’ interest in net income	$9.7

Calculation of Limited Partners’ Interest in Net Income
Net income allocable to common units	$7.3
Net income allocable to subordinated units	2.4

Limited partners’ interest in net income	$9.7

Net income per limited partner unit — Basic and Diluted:
Common units	$0.13
Subordinated units	$0.09

Weighted average limited partner units outstanding — Basic and Diluted:
Common units	57,187,786
Subordinated units	27,727,411

(1)     Amounts above are calculated from the date of the initial public offering to December 31, 2007.
     Subordinated units. All of the subordinated units are held by a wholly owned subsidiary of El Paso. Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.28750 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will end and the subordinated units will convert to common units, on a one-for-one basis when certain distribution requirements, as defined in the partnership agreement, have been met.
     Incentive distribution rights. The general partner holds incentive distribution rights in accordance with the partnership agreement. These rights pay an increasing percentage interest in quarterly distributions of cash based on the level of distribution to all unitholders. Additionally, our general partner, as the holder of our incentive distribution rights, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and to reset , at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set.

Cash Distributions to Partners
     On January 25, 2008, we announced that the board of directors of our general partner declared a cash distribution to the unitholders of $0.12813 per unit prorated for the period beginning with the closing of our initial public offering through December 31, 2007. The cash distribution was paid on February 14, 2008 to unitholders of record at the close of business on February 4, 2008.
4. Long-Term Financing Obligations
Credit Facility
     In November 2007, we entered into an unsecured 5-year revolving credit facility (Credit Facility) with an initial aggregate borrowing capacity of up to $750 million expandable to $1.25 billion for certain expansion projects and acquisitions. Borrowings under the Credit Facility are guaranteed by certain of our subsidiaries. We have approximately $455 million outstanding under the Credit Facility as of December 31, 2007. The credit facility has two pricing grids, one based on credit ratings and the other based on leverage. As of December 31, 2007, the leverage pricing grid was in effect and our cost of borrowing was LIBOR plus 0.525 percent based on our leverage. We also pay an annual commitment fee of 0.125 percent. At December 31, 2007, our all-in borrowing rate was 5.6 percent. The fair value of our variable rate debt approximates its carrying value because of the market-based nature of its interest rate.
     The Credit Facility contains covenants and provisions that affect us, the borrowers and our other restricted subsidiaries, including, without limitation customary covenants and provisions:
•	prohibiting the borrowers from creating or incurring indebtedness (except for certain specified permitted indebtedness) if such incurrence would cause a breach of the leverage ratio described below;

•	prohibiting WIC from creating or incurring indebtedness in excess of $50 million (other than indebtedness under the Credit Facility);

•	limiting our ability and that of the borrowers and our other restricted subsidiaries from creating or incurring certain liens on our respective properties (subject to enumerated exceptions);

•	limiting our ability to make distributions and equity repurchases (which shall be permitted if no insolvency default or event of default exists); and

•	prohibiting consolidations, mergers and asset transfers by us, the borrowers and our other restricted subsidiaries (subject to enumerated exceptions).
     The Credit Facility requires us to maintain, as of the end of each fiscal quarter, a consolidated leverage ratio (consolidated indebtedness to consolidated EBITDA (as defined in the Credit Facility)) of less than 5.00-to-1.00 for any four consecutive quarters; and 5.50-to-1.00 for any three consecutive quarters subsequent to the consummation of specified permitted acquisitions having a value greater than $25 million. We also have added additional flexibility to our covenants for growth projects. In case of a capital construction or expansion project in excess of $20 million, pro forma adjustments to consolidated EBITDA, approved by the lenders, may be made based on the percentage of capital costs expended and projected cash flows for the project. Such adjustments shall be limited to 25 percent of actual EBITDA.
     The Credit Facility contains certain customary events of default that affect us, the borrowers and our other restricted subsidiaries, including, without limitation, (i) nonpayment of principal when due or nonpayment of interest or other amounts within five business days of when due; (ii) bankruptcy or insolvency with respect to us, our general partner, the borrowers or any of our other restricted subsidiaries; (iii) judgment defaults against us, our general partner, the borrowers or any of our other restricted subsidiaries in excess of $50 million; or (iv) the failure of El Paso to directly or indirectly own a majority of the voting equity of our general partner and a failure by us to directly or indirectly own 100 percent of the equity of El Paso Pipeline Partners Operating Company, L.L.C.
Capital Lease
     Effective December 1, 1999, WIC leased a compressor station under a capital lease from WYCO Development LLC, CIG’s 50 percent owned affiliate. The compressor station lease expires in November 2029. The total original capitalized cost of the lease was $12 million. As of December 31, 2007, we had a net book value of approximately $8 million related to this capital lease. Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2007 are as follows:

Year Ending December 31,	(In millions)
2008	$1
2009	1
2010	1
2011	1
2012	1
Thereafter	11

Total minimum lease payments	16
Less: amount representing interest	(8)

Present value of net minimum lease payments	$8

5. Commitments and Contingencies
Legal Proceedings. We and our affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we do not expect that the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.
WIC Line 124A Rupture. On November 11, 2006, a bulldozer driver ran into and ruptured WIC’s Line 124A near Cheyenne, Wyoming resulting in an explosion and fire, and the subsequent death of the driver. The driver was working for a construction company hired by Rockies Express Pipeline, LLC to construct its new pipeline in a corridor substantially parallel to WIC’s Line 124A. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an investigation into the incident. We fully cooperated with the investigation. We recently received from PHMSA a Notice of Probable Violation (NOPV) with a proposed fine of $3.4 million. Pursuant to the NOPV, PHMSA has provided us an opportunity to respond to and contest the allegations set forth in the NOPV.
Regulatory Matters. In September 2007, WIC filed a tariff change with the FERC to establish a mechanism to recover all cost impacts, or to flow through to shippers any revenue impacts, of all fuel and related gas balance items, effective November 1, 2007. This tariff filing was protested by certain shippers and the FERC has suspended the proposed effective date to April 1, 2008, pending the outcome of a technical conference held in November 2007.
Capital Commitments. At December 31, 2007, we had capital commitments of approximately $39 million related primarily to our Kanda lateral project. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
Transportation Commitments. We had transportation agreements with Questar Overthrust Pipeline Company, providing for the availability of pipeline transportation capacity through September 30, 2020.
Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to the results of our operations.

6. Transactions with Major Customers
     The following table shows revenues from major non-affiliated customers for each of the three years ended December 31:

	2007	2006	2005
	(In millions)
Williams Gas Marketing, Inc.	$30	$24	$14
Anadarko Petroleum Corporation and Subsidiaries	19	15	13
7. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     We have 10 percent general partnership interests in two interstate pipeline transportation businesses, CIG and SNG. These investments were contributed by El Paso to us in conjunction with our initial public offering (see Note 1) and we began recording earnings from unconsolidated affiliates in our income statement beginning on the date of contribution (November 21, 2007). We account for our investments in CIG and SNG using the equity method of accounting. Our investment in CIG and SNG at December 31, 2007 was approximately $104 million and $154 million, respectively and earnings from CIG and SNG for the year ended December 31, 2007 were $2 million and $3 million, respectively. In January 2008, we received a distribution from CIG of $2 million and from SNG of $2 million for the period from our initial public offering through December 31, 2007.
     Below is summarized financial information of our proportionate share of the operating results and financial position of our unconsolidated affiliates, as of December 31, 2007 and for the period from the date we acquired our interests in CIG and SNG (November 21, 2007) through December 31, 2007 (in millions):

Operating results data:
Operating revenues	$10
Operating expenses	5
Income from continuing operations	5
Net income	5
Financial position data:
Current assets	$31
Non-current assets	426
Current liabilities	24
Long-term debt	167
Other non-current liabilities	8
Equity in net assets	258

Transactions with Affiliates
     Distributions/Contributions. As further discussed in Note 1, in conjunction with our initial public offering in November 2007, CIG and SNG were contributed to us at their book value of $253 million and we made distributions to El Paso and it subsidiaries of $737 million using proceeds from the initial public offering and borrowings under our credit facility. In addition, we repaid affiliated notes payable with El Paso of $225 million. We also made additional distributions to El Paso of $56 million in November 2007.
     Other Affiliate Balances. We had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $4 million and $3 million at December 31, 2007 and 2006. Prior to November 2007, we participated in El Paso's cash management program to settle intercompany transactions between participating affiliates.

     As described in Note 4, we lease a compressor station from WYCO and expensed approximately $2 million for each of the years ended December 31, 2007, 2006 and 2005.
     Affiliate Revenues and Expenses. We provide natural gas transportation services to affiliates under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates. Revenues related to the transportation of natural gas for affiliates were approximately $9 million for each of the years ended December 31, 2007, 2006 and 2005.
     CIG allocates a portion of its costs to us which include a portion of El Paso’s general and administrative expenses. It also includes allocated payroll and other expenses for El Paso’s subsidiaries, El Paso Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP). These expenses are primarily related to field operations management, legal, financial, tax, consultative, administrative and other services, including employee benefits, annual incentive bonuses, and insurance. The allocation is based on reasonable contractual levels for the services provided. Amounts allocated to us for these services were approximately $12 million for the year ended December 31, 2007 and $11 million in each of the years ended December 31, 2006 and 2005.
     We also have entered into various operating and management agreements with El Paso related to the operation of our assets.

8.  Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

2007
Operating revenues	$26	$27	$28	$29	$110
Operating income	11	19	18	15	63
Earnings from unconsolidated affiliates (1)	—	—	—	5	5
Net income	10	19	18	19	66
Net income per limited partner unit-Basic and Diluted(2)
Common	—	—	—	0.13	0.13
Subordinated	—	—	—	0.09	0.09

2006
Operating revenues	$22	$24	$25	$26	$97
Operating income	19	16	17	15	67
Net income	21	15	15	14	65

(1)	El Paso contributed 10 percent ownership interests in CIG and SNG to us in November 2007.
(2)	Earnings per unit are based on income allocable to us subsequent to completion of our initial public offering through December 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2007, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, the CEO and CFO of our general partner concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at December 31, 2007.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2007.
ITEM 9A(T). CONTROLS AND PROCEDURES.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Partnership Management
     El Paso Pipeline GP Company, L.L.C., our general partner, manages our operations and activities. Our general partner and its board of directors are not elected by our unitholders and are not subject to re-election on a regular basis. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to our unitholders. Our general partner will be liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.
     The directors of our general partner oversee our operations. We presently have six directors, including two who are independent as defined under the independence standards established by the New York Stock Exchange. We intend to increase the size of the board of directors to seven members during 2008. El Paso appoints all members to the board of directors of our general partner and we expect that, when the size of our board increases to seven members, we will have three directors who are independent under the New York Stock Exchange independence standards. The New York Stock Exchange does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a nominating and governance committee.
     The independent board members comprise all of the members of the audit committee. The audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. The members of the audit committee will also serve as a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.
     We do not directly employ any of the persons responsible for our management or operation. Rather, El Paso personnel manage and operate our business. Officers of our general partner, who are also officers of El Paso, manage the day-to-day affairs of our business and conduct our operations. We also utilize a significant number of employees of El Paso to operate our business and provide us with general and administrative services. We reimburse El Paso for allocated expenses of operational personnel who perform services for our benefit and we reimburse El Paso for allocated general and administrative expenses.
     In order to maximize operational flexibility, we conduct our operations through subsidiaries. We have one direct operating subsidiary, El Paso Pipeline Partners Operating Company, L.L.C., a limited liability company that conducts business through itself and its subsidiaries.

Directors and Executive Officers of Our General Partner
     The following table sets forth information with respect to the directors and executive officers of our general partner as of February 28, 2008.

Name	Age	Position with El Paso Pipeline GP Company, L.L.C.
Ronald L. Kuehn, Jr.	72	Chairman of the Board

James C. Yardley	56	Director, President and Chief Executive Officer

Robert W. Baker	51	Executive Vice President and General Counsel

John R. Sult	48	Senior Vice President, Chief Financial Officer and Controller

James J. Cleary	53	Senior Vice President

Daniel B. Martin	51	Senior Vice President

Norman G. Holmes	51	Senior Vice President

Douglas L. Foshee	48	Director

D. Mark Leland	46	Director

Arthur C. Reichstetter	61	Director

W. Matt Ralls	58	Director
     Ronald L. Kuehn, Jr. Mr. Kuehn has been the Chairman of the Board of El Paso Pipeline GP Company, L.L.C. since August 2007. He currently is the Chairman of the El Paso Board of Directors. Mr. Kuehn was Chairman of the Board and Interim Chief Executive Officer of El Paso from March 2003 to September 2003. From September 2002 to March 2003, Mr. Kuehn was the Lead Director of El Paso. From January 2001 to March 2003, he was a business consultant. Mr. Kuehn served as non-executive Chairman of the Board of El Paso from October 25, 1999 to December 31, 2000. Mr. Kuehn served as President and Chief Executive Officer of Sonat Inc. from June 1984 until his retirement on October 25, 1999. He was Chairman of the Board of Sonat Inc. from April 1986 until his retirement. Mr. Kuehn is a director of Praxair, Inc. and served on the Board of Directors of Dun & Bradstreet Corporation until September 30, 2007.
     James C. Yardley. Mr. Yardley has been Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President of El Paso since August 2006. Mr. Yardley has also served as President of Southern Natural Gas Company since May 1998, President and Chairman of the Board of Tennessee Gas Pipeline since August 2006 and Chairman of the Board of El Paso Natural Gas Company since August 2006. Mr. Yardley has been a member of the Management committees of both Colorado Interstate Gas Company and Southern Natural Gas Company since their conversion to general partnerships in November 2007. He served as Vice President, Marketing and Business Development for Southern Natural Gas Company from April 1994 to April 1998. Prior to that time, Mr. Yardley worked in various capacities with Southern Natural Gas Company and Sonat Inc. beginning in 1978.
     Robert W. Baker. Mr. Baker has been Executive Vice President and General Counsel of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President and General Counsel of El Paso since January 2004. From February 2003 to December 2003, he served as Executive Vice President of El Paso and President of El Paso Merchant Energy. He was Senior Vice President and Deputy General Counsel of El Paso from January 2002 to February 2003. Prior to that time, he worked in various capacities in the legal department of Tenneco Energy and El Paso since 1983.
     John R. Sult. Mr. Sult has been Senior Vice President, Chief Financial Officer and Controller of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Senior Vice President and Controller of El Paso and Senior Vice President, Chief Financial Officer and Controller of El Paso’s Pipeline Group since November 2005. Mr. Sult was Vice President and Controller for Halliburton Energy Services from August 2004 to October 2005. From December 2002 to July 2004, Mr. Sult provided finance and accounting advisory services to energy companies as an independent consultant. He served as an Audit Partner for Arthur Andersen LLP from September 1994 to December 2002. From 1981 to 1994, Mr. Sult worked in various audit positions with Arthur Andersen.

     James J. Cleary. Mr. Cleary has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been President of El Paso Natural Gas Company and Colorado Interstate Gas Company since January 2004 as well as the President of the general partner of Wyoming Interstate Company, Ltd. Mr. Cleary also served as Chairman of the Board of El Paso Natural Gas Company and Colorado Interstate Gas Company from May 2005 to August 2006. From January 2001 to December 2003, he served as President of ANR Pipeline Company. Prior to that time, Mr. Cleary served as Executive Vice President of Southern Natural Gas Company from May 1998 to January 2001. He also worked for Southern Natural Gas Company and its affiliates in various capacities beginning in 1979.
     Daniel B. Martin. Mr. Martin has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a director of Colorado Interstate Gas Company, El Paso Natural Gas Company, Southern Natural Gas Company and Tennessee Gas Pipeline Company since May 2005. He has been Senior Vice President of El Paso Natural Gas Company since February 2000, Senior Vice President of Southern Natural Gas Company and Tennessee Gas Pipeline Company since June 2000 and Senior Vice President of Colorado Interstate Gas Company since January 2001. He served as a director of ANR Pipeline Company from May 2005 through February 2007, and Senior Vice President of ANR Pipeline Company from January 2001 to February 2007. Prior to that time, Mr. Martin has worked in various capacities with Tennessee Gas Pipeline Company since 1978.
     Norman G. Holmes. Mr. Holmes has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Senior Vice President and Chief Commercial Officer and Director of Southern Natural Gas Company since August 2006. He served as Vice President, Business Development from 1999 to 2006 and as Vice President and Controller from 1995 to 1999. Prior to that time, Mr. Holmes worked in various capacities with Southern Natural Gas Company and Sonat, Inc. since 1979.
     Douglas L. Foshee. Mr. Foshee has been Director of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been President, Chief Executive Officer and a director of El Paso since September 2003. Mr. Foshee became Executive Vice President and Chief Operating Officer of Halliburton Company in 2003, having joined that company in 2001 as Executive Vice President and Chief Financial Officer. Several subsidiaries of Halliburton, including DII Industries and Kellogg Brown & Root, commenced prepackaged Chapter 11 proceedings to discharge current and future asbestos and silica personal injury claims in December 2003 and an order confirming a plan of reorganization became final effective December 31, 2004. Under the plan of reorganization, all current and future asbestos and silica personal injury claims were channeled into trusts established for the benefit of asbestos and silica claimants. Prior to assuming his position at Halliburton, Mr. Foshee was President, Chief Executive Officer and Chairman of the Board of Nuevo Energy Company from 1997 to 2001. From 1993 to 1997, Mr. Foshee served Torch Energy Advisors Inc. in various capacities, including Chief Executive Officer and Chief Operating Officer. Mr. Foshee serves on the Federal Reserve Bank of Dallas, Houston Branch, as a director. Mr. Foshee serves on the Board of Trustees of Rice University, where he chairs the Building and Grounds Committee and serves as a member of the Council of Overseers for the Jesse H. Jones Graduate School of Management at Rice University. He is a member of the Greater Houston Partnership Board and Executive Committee and serves as Chair of the Environment Advisory Committee. In addition, Mr. Foshee serves on the boards of Central Houston, Inc., Children’s Museum of Houston, Goodwill Industries, Small Steps Nurturing Center and the Texas Business Hall of Fame Foundation.
     D. Mark Leland. Mr. Leland has been Director of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President and Chief Financial Officer of El Paso since August 2005. Mr. Leland served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. He served as Senior Vice President and Chief Operating Officer of GulfTerra Energy Partners, L.P. and its general partner from January 2003 to December 2003, as Senior Vice President and Controller from July 2000 to January 2003, and as Vice President from August 1998 to July 2000. Mr. Leland has also worked in various capacities for El Paso Field Services and El Paso Natural Gas Company since 1986.
     Arthur C. Reichstetter. Mr. Reichstetter has been Director of El Paso Pipeline GP Company, L.L.C. since November 2007. Mr. Reichstetter has been managing private investments from June 2007 until the present. Mr. Reichstetter had been a Managing Director of Lazard Freres from April 2002 until his retirement in June 2007.

From February 1998 to January 2002, Mr. Reichstetter was a Managing Director with Dresdner Kleinwort Wasserstein, formerly Wasserstein Parella & Co. Mr. Reichstetter was a Managing Director with Merrill Lynch from March 1993 until February 1996. Prior to that time, Mr. Reichstetter worked as an investment banker at The First Boston Corporation from 1974 until 1993, in various positions becoming a Managing Director with that company in 1982.
     W. Matt Ralls. Mr. Ralls has been Director of El Paso Pipeline GP Company, L.L.C. since January 2008. Mr. Ralls served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation (“GlobalSantaFe”), an international contract drilling company, from June 2005 until the completion of the merger of that company with Transocean, Inc. in November 2007. Prior to that, he held the position of Senior Vice President and Chief Financial Officer of GlobalSantaFe or its predecessor company, Global Marine, Inc., from 1999 to June 2005. From 1997 to 1999, he was Vice President, Chief Financial Officer and Treasurer of Global Marine, Inc. Previously, Mr. Ralls served as Executive Vice President, Chief Financial Officer and director of Kelly Oil and Gas Corporation and briefly as Vice President of Capital Global Marine. He spent the first seventeen years of his career in commercial banking, mostly at the senior management level. Mr. Ralls is also a director of Complete Production Services and is chairman of that company’s audit committee.
     Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.
Audit Committee
     The board of directors of our general partner has a standing audit committee. All of the members are independent as defined under the independence standards established by the New York Stock Exchange. The audit committee is presently comprised of Messrs. Reichstetter and Ralls. The audit committee plays an important role in promoting effective accounting, financial reporting, risk management and compliance procedures and controls. Each member of the audit committee meets the financial literacy standard required by the New York Stock Exchange rules and at least one member qualifies as having accounting or related financial management expertise. The board of directors of our general partner has affirmatively determined that Messrs. Reichstetter and Ralls each satisfy the definition of “audit committee financial expert,” as defined by SEC rules, and has designated each of them as an “audit committee financial expert.”
Corporate Governance Guidelines and Code of Ethics
     Our Corporate Governance Guidelines, provide the framework for the effective governance of our partnership. We adopted the Corporate Governance Guidelines, which apply to the board of directors of our general partner, as well as to persons performing services to us, to address matters including qualifications for directors, standards for independence of directors, responsibilities of directors, limitation on serving on other boards/committees, the composition and responsibility of committees, conduct and minimum frequency of board and committee meetings, management succession, director access to management and outside advisors, director compensation, stock ownership requirements, director orientation and continuing education, annual self-evaluation of the board, its committees and directors and our policy on poison pills. The board of directors of our general partner recognizes that effective corporate governance is an on-going process, and the board will review and revise as necessary our Corporate Governance Guidelines annually, or more frequently if deemed necessary. Our Corporate Governance Guidelines may be found on our website at www.eppipelinepartners.com.
     We also adopted a code of ethics, referred to as our “Code of Business Conduct,” that applies to all directors and employees of our general partner, including its Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers, as well as all El Paso employees working on behalf of us or our general partner. The Code of Business Conduct is a value-based code that is built on five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, the Code of Business Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Business Conduct. A copy of the Code of Business Conduct is available on our website at

www.eppipelinepartners.com. We will post on our internet website all waivers to or amendments of the Code of Business Conduct, which are required to be disclosed by applicable law and the New York Stock Exchange listing standards. Currently, we do not have nor do we anticipate any waivers of or amendments to the Code of Business Conduct. We believe the Code of Business Conduct exceeds the requirements set forth in the applicable SEC regulations and the corporate governance rules of the New York Stock Exchange.
Reimbursement of Expenses of Our General Partner
     Our general partner does not receive any management fee or other compensation for its management of our partnership under the omnibus agreement with El Paso or otherwise. Under the terms of the omnibus agreement, we reimburse El Paso for the provision of various general and administrative services for our benefit. We also reimburse El Paso for direct expenses incurred on our behalf and expenses allocated to us as a result of our becoming a public entity. The partnership agreement provides that our general partner determines the expenses that are allocable to us.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of our general partner and persons who beneficially own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2007.
ITEM 11. EXECUTIVE COMPENSATION
     Our general partner was formed on August 1, 2007. The executive officers of our general partner are also executive officers of El Paso or one of its pipeline subsidiaries. The compensation of the executive officers of our general partner is set by El Paso, and we have no control over the compensation determination process. The officers and employees of our general partner participate in employee benefit plans and arrangements sponsored by El Paso. Neither we nor our general partner have established any employee benefit plans and our general partner has not entered into employment agreements with any of its officers.
Compensation Discussion and Analysis
     We do not directly employ any of the persons responsible for managing or operating our business. Instead, we are managed by our general partner, El Paso Pipeline GP Company, L.L.C., the executive officers of which are employees of El Paso. El Paso Pipeline GP Company, L.L.C. entered into the omnibus agreement with El Paso, pursuant to which, among other matters:
•	El Paso makes available to El Paso Pipeline GP Company, L.L.C. the services of the El Paso employees who serve as the executive officers of El Paso Pipeline GP Company, L.L.C.; and

•	El Paso Pipeline GP Company, L.L.C. is obligated to reimburse El Paso for any allocated portion of the costs that El Paso incurs in providing compensation and benefits to such El Paso employees.
     Although we will bear an allocated portion of El Paso’s costs of providing compensation and benefits to the El Paso employees who serve as the executive officers of our general partner, we have no control over such costs and cannot establish or direct the compensation policies or practices of El Paso. Each of these executive officers performs services for our general partner, as well as El Paso and its affiliates.
     Pursuant to the omnibus agreement between El Paso and our general partner, and the applicable provisions of our partnership agreement, we bear an allocated portion of El Paso’s costs of providing compensation and benefits to the El Paso employees who serve as the executive officers of our general partner.
     We bore substantially less than a majority of El Paso’s costs of providing compensation and benefits to the Chief Executive Officer of our general partner (the principal executive officer), and the Chief Financial Officer of our general partner (the principal financial officer) during 2007.
     Our general partner has adopted the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan, or LTIP, under which equity awards of our partnership may be granted. At this point in time, we do not anticipate that the officers and employees of our general partner (including those that also serve as directors of the general partner) will receive any grants under the LTIP. As indicated above, the compensation of such officers and employees shall be pursuant to El Paso’s incentive plans and reimbursed by us pursuant to the omnibus agreement. Non-employee directors of our general partner receive equity grants under the LTIP, as described below.
Long-Term Incentive Plan
     The LTIP was designed to promote the interests of our partnership by providing to employees, consultants, and directors of our general partner and employees and consultants of its affiliates who perform services for us or on our behalf incentive compensation awards for superior performance that are based on our common units. Employees, directors, and consultants of our general partner or an affiliate who perform services for us and who are selected from time to time by the board of our general partner may be granted awards under the LTIP.
     The LTIP is administered by the board of our general partner or a committee thereof. The board of our general partner, subject to the terms of the LTIP, has authority to (i) select the persons to whom awards are to be granted, (ii) determine the size and type of awards, (iii) determine the terms and conditions of any award, including any performance conditions, (iv) determine whether, to what extent, and under what circumstances awards may be settled, exercised, canceled, or forfeited; (vi) interpret and administer the LTIP and any instrument or agreement relating to an award made under the LTIP; (vii) establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the LTIP; and (viii) make any other determination and take any other action that the board of our general partner deems necessary or desirable for the administration of the LTIP. All decisions, interpretations and other actions of the board of our general partner are final and binding.
     The LTIP authorizes the granting of unit options, restricted common units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards.. The maximum number of our common units that may at any time be delivered or reserved for delivery under the LTIP is 1,250,000 common units. If any award expires, is canceled, exercised, paid or otherwise terminates without the delivery of common units, then the units covered by such award shall again be units with respect to which awards may be granted.
     The Committee may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. The Committee also has the right to alter or amend the LTIP or any part thereof from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The LTIP will expire on the earliest of (i) the date common units are no longer available under the LTIP for grants, (ii) termination of the LTIP by the board of our general partner or (iii) the date 10 years following its date of adoption.
Compensation of Directors
     Officers or employees of our general partner or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors who are not officers or employees of our general partner or its affiliates are compensated for their services on the board, as described below. In addition, each non-employee director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law pursuant to a director indemnification agreement and our partnership agreement.
     Cash Retainer. Each non-employee director of our general partner receives an annual retainer of $50,000, paid in quarterly installments. Commencing in 2008, the chairman of the audit committee will receive an additional retainer of $8,000 per year.

     Initial Equity Grant. Each non-employee director, upon joining the board, receives an initial long-term equity grant of restricted common units with a value of $50,000. The restricted common units are granted pursuant to the terms and conditions of the LTIP and vest in three (3) equal installments commencing on the last day of the calendar year of the year in which the grant was made and each of the following two anniversaries thereof. The initial equity grants for Messrs. Kuehn, Reichstetter and Ralls were made in January 2008.
     Annual Equity Grant. In addition, commencing in 2008 and each year thereafter, each non-employee director who is serving on the board on December 1st will receive an annual grant of restricted common units with a value of $50,000. This annual award will be granted pursuant to the terms and conditions of the LTIP and will vest in full on the last day of the calendar year following the year in which the grant was made.
Director Compensation Table
     The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2007 for their services on the board. The non-employee directors do not receive stock options or pension benefits.
Director Compensation
for the Year Ended December 31, 2007 (1)

	Fees Earned or		All Other
Name	Paid in Cash (2)	Stock Awards (3)	Compensation	Total

Roland L. Kuehn, Jr.	$12,500	—	—	$12,500
Arthur C. Reichstetter	$12,500	—	—	$12,500
W. Matt Ralls	—	—	—	—

(1)	Employee directors do not receive any additional compensation for serving on the board of directors of our general partner; therefore no amounts are shown for Messrs. Foshee, Leland and Yardley. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our general partner does not consider the directors’ reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(2)	This column reflects a pro-rated fee for Messrs. Kuehn and Reichstetter for services rendered in 2007. Mr. Ralls was appointed to the board of our general partner in January 2008, and therefore did not earn a retainer in 2007.

(3)	The initial equity grants for Messrs. Kuehn, Reichstetter and Ralls were made in January 2008, and therefore are not reflected in this table.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the beneficial ownership of units of our partnership owned as of February 29, 2008 by:
•	each person known by us to be a beneficial owner of more than 5 percent of the units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
     The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
     The percentage of total units to be beneficially owned is based on 57,194,036 common units outstanding as of February 29, 2008.

		Percentage of		Percentage of	Percentage of
	Common	Common	Subordinated	Subordinated	Total Common
	Units	Units	Units	Units	and Subordinated
	Beneficially	Beneficially	Beneficially	Beneficially	Units Beneficially
Name of Beneficial Owner(1)	Owned	Owned	Owned	Owned	Owned
El Paso Corporation(2)	28,437,786	49.7%	27,727,411	100%	64.8%
Ronald L. Kuehn, Jr.	62,070	*	—	—%	*
James C. Yardley	10,000	*	—	—%	*
Robert W. Baker	5,000	*	—	—%	*
John R. Sult	10,000	*	—	—%	*
James J. Cleary	2,000	*	—	—%	*
Daniel B. Martin	—	*	—	—%	*
Norman G. Holmes	—	*	—	—%	*
Douglas L. Foshee	25,000	*	—	—%	*
D. Mark Leland	13,200	*	—	—%	*
Arthur C. Reichstetter	102,070	*	—	—%	*
W. Matt Ralls	2,110	*	—	—%	*
All directors and executive officers as a group (eleven persons)	231,450	*	—	—%	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is El Paso Building, 1001 Louisiana Street, Houston, Texas 77002.

(2)	El Paso Corporation is the ultimate parent company of El Paso Pipeline Holding Company, L.L.C., the sole owner of the member interests of our general partner and El Paso Pipeline LP Holdings, L.L.C., the owner of 28,437,786 common units and 27,727,411 subordinated units. El Paso Corporation may, therefore, be deemed to beneficially own the units held by El Paso Pipeline LP Holdings, L.L.C.

     The following table sets forth, as of February 19, 2008, the number of shares of common stock of El Paso owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of	Shares		Percentage of
	Common	Underlying	Total Shares	Total Shares
	Stock	Options	of Common	of Common
	Owned	Exercisable	Stock	Stock
	Directly or	Within	Beneficially	Beneficially
Name of Beneficial Owner	Indirectly	60 Days(1)	Owned	Owned(2)
Ronald L. Kuehn, Jr.(3)	350,148	123,600	473,748	*
James C. Yardley	177,722	332,685	510,407	*
Robert W. Baker	257,783	475,228	733,011	*
John R. Sult	52,380	51,452	103,832	*
James J. Cleary	56,165	238,026	294,191	*
Daniel B. Martin	123,907	284,002	407,909	*
Norman G. Holmes	74,007	181,299	255,306	*
Douglas L. Foshee	777,593	1,769,533	2,547,126	*
D. Mark Leland	221,329	346,256	567,585	*
Arthur C. Reichstetter	—	—	—	*
W. Matt Ralls	—	—	—	*
All directors and executive officers as a group (eleven persons)	2,091,034	3,802,081	5,893,115	*

*	Less than 1%.

(1)	This column includes shares of common stock of El Paso Corporation held in the El Paso Corporation Benefits Protection Trust as a result of deferral elections made in accordance with El Paso’s benefit plans. These individuals share voting power with the trustee under that plan and receive dividend equivalents on such shares, but do not have the power to dispose of, or direct the disposition of, such shares until such shares are distributed.

(2)	The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 19, 2008. Shares subject to options cannot be voted.

(3)	Based on 700,758,051 shares outstanding as of February 19, 2008.

(4)	Excludes 28,720 shares owned by Mr. Kuehn’s wife or children. Mr. Kuehn disclaims any beneficial ownership in these 28,720 shares.
EQUITY COMPENSATION PLAN INFORMATION TABLE
     The following table provides information concerning securities that may be issued under the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan as of December 31, 2007. For more information regarding this plan, which did not require approval by our limited partners, please read “Executive Compensation — Long-Term Incentive Plan.”

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by partners	—	$—	—
Equity compensation plans not approved by partners(1)	—	$—	1,250,000

Total	—	$—	1,250,000

(1)	Please read “Executive Compensation — Long-Term Incentive Plan” for a description of the material features of the plan, including the awards that may be granted under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     El Paso owns 28,437,786 common units and 27,727,411 subordinated units representing a 64.8 percent limited partner interest in us. In addition, our general partner owns a two percent general partner interest in us and the incentive distribution rights.
Distributions and Payments to Our General Partner and Its Affiliates
     The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and liquidation of El Paso Pipeline Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Formation Stage

The contribution to us by El Paso and its affiliates of assets	• 100% ownership interest in WIC
• 10% general partnership interest in CIG
• 10% general partnership interest in SNG
The consideration given to El Paso and its affiliates for the contributions of the assets and liabilities to us	• 28,437,786 common units
• 27,727,411 subordinated units
• 1,732,963 general partner units and the incentive distribution rights

Cash distributions to El Paso	$737 million, in part to reimburse El Paso for capital expenditures incurred prior to the initial public offering related to the assets contributed to us and $225 million to repay notes payable to El Paso.
Agreements Governing the Transactions
     We and other parties entered into various documents and agreements that affected our formation transactions, including the transfer of assets to, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds from our initial public offering. These agreements are not the result of arm’s-length negotiations, and they, and the transactions that they provide for, are not effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with our formation transactions, including the expenses associated with transferring assets to our subsidiaries, were paid from the proceeds of our initial public offering.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98 percent to unitholders, including our general partner and its affiliates as holders of an aggregate of 28,437,786 common units, all of the subordinated units and the remaining two percent to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50 percent of the distributions above the highest target level.

Payments to our general partner and its affiliates	Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner determines the amount of these expenses. In addition we will reimburse El Paso and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
Omnibus Agreement
     We entered into an omnibus agreement with El Paso and its affiliates that governs our relationship with them regarding the following matters:
•	reimbursement of certain operating and general and administrative expenses;

•	indemnification for certain environmental contingencies, tax contingencies and right-of-way defects;

•	reimbursement for certain expenditures; and

•	the guaranty by El Paso of certain expenses under intercompany agreements related to the Elba Island LNG terminal expansion.
Reimbursement of Operating and General and Administrative Expense
     Under the omnibus agreement we reimburse El Paso and its affiliates for the payment of certain operating expenses and for the provision of various operating expenses and general and administrative services for our benefit with respect to the assets contributed to us. The omnibus agreement further provides that we reimburse El Paso for our allocable portion of the premiums on insurance policies covering our assets.
     Pursuant to these arrangements, El Paso performs centralized corporate functions for us, such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. We reimburse El Paso and its affiliates for the expenses to provide these services as well as other expenses it incurs on our behalf, such as salaries of operational personnel performing services for our benefit and the cost of their employee benefits, including 401(k), pension and health insurance benefits.

     We also reimburse El Paso for any additional state income, franchise or similar tax paid by El Paso resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with El Paso as required by applicable law. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with El Paso.
Competition
     Neither El Paso nor any of its affiliates are restricted, under either our partnership agreement or the omnibus agreement, from competing with us. El Paso and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.
Indemnification
     Under the omnibus agreement, El Paso will indemnify us for three years after the closing of our initial public offering against certain potential environmental and toxic tort claims, losses and expenses associated with the business conducted by WIC, CIG or SNG or the operation of their assets and occurring before the closing date of our initial public offering. The maximum liability of El Paso for this indemnification obligation will not exceed $15 million and El Paso will not have any obligation under this indemnification until our aggregate losses exceed $0.25 million. El Paso will have no indemnification obligations with respect to environmental or toxic tort claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of our initial public offering. We have agreed to indemnify El Paso against environmental liabilities related to our assets to the extent El Paso is not required to indemnify us.
     Additionally, El Paso will indemnify us for losses attributable to title defects, failures to obtain consents or permits necessary for the transfer of the contributed assets, retained assets and liabilities (including pre-closing litigation relating to contributed assets) and income taxes attributable to pre-closing operations or ownership of the assets contributed to us, including any such income tax liability of El Paso and its affiliates that may result from our formation transactions.
     In no event will El Paso be obligated to indemnify us for any claims, losses or expenses or income taxes referred to in either of the two immediately preceding paragraphs to the extent either (i) reserved for in our financial statements as of September 30, 2007, or (ii) we recover any such amounts under available insurance coverage, from contractual rights or other recoveries against any third party or in the tariffs paid by the customers of our affected pipeline system. In addition, in no event will the amount required to be indemnified to us in respect of any such claims, losses or expenses or income taxes in respect of CIG or SNG exceed 10 percent of the gross amount of such claims, losses, expenses or income taxes, as the case may be.
     El Paso has also agreed to indemnify us, CIG and SNG from any amounts that may become payable by such indemnified party in respect of any entity, investment or business that was owned or operated by WIC, CIG or SNG prior to the closing of our initial public offering but which are not so owned or operated by WIC, CIG or SNG immediately after the closing of our initial public offering.
     In addition, El Paso has agreed to reimburse SNG for any amounts that may be paid by SNG under (i) the performance guaranty entered into by SNG for the Elba Island LNG terminal, (ii) its obligations in respect of the Elba III expansion or (iii) its obligations in respect of the Elba Express pipeline expansion. Please read “— SNG Guaranty of Elba Island Expansion” and “— SNG Guaranty of Elba Express Pipeline” below.
     We will indemnify El Paso for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to El Paso’s indemnification obligations.

Contracts with Affiliates
CIG and SNG General Partnership Agreements
     General. Prior to the closing of our initial public offering, each of CIG and SNG converted to general partnerships. In connection with the closing of our initial public offering, El Paso contributed to us a 10 percent general partner interest in each of CIG and SNG. After that contribution, we own indirectly a 10 percent general partner interest, and an El Paso subsidiary owns a 90 percent general partner interest, in each of CIG and SNG. A general partnership agreement governs the ownership and management of each of CIG and SNG. The CIG and SNG partnership agreements are substantially identical to each other in all material respects.
     Each of CIG and SNG is a Delaware general partnership, one partner of which is a wholly owned subsidiary of El Paso (the El Paso Partner) owning a 90 percent interest, and the other partner is a wholly owned subsidiary of the partnership (the Partnership Partner) owning a 10 percent general partner interest. The purposes of each partnership are generally to own and operate the interstate pipeline system and related facilities owned by such partnership and to conduct such other business activities as the management committee of that partnership may from time to time determine, provided that such activity either generates “qualifying income” (as defined in Section 7704 of the Internal Revenue Code of 1986, or the “Code”) or enhances operations that generate such qualified income.
     Under the partnership agreement each partner may engage in other business opportunities, including those that compete with the partnership’s business, free from any obligation to offer same to the other partner or the partnership. In addition, any affiliate of a partner is free to compete with the business operations or activities of the partnership or the other partner.
     Governance. Although management of each partnership is vested in its partners, the partners of each partnership have agreed to delegate management of the partnership to a management committee. Decisions or actions taken by the management committee of CIG or SNG will bind that partnership. Each management committee is composed of four representatives, with three representatives being designated by the El Paso Partner and one representative being designated by the Partnership Partner. Each representative has full authority to act on behalf of the partner that designated such representative with respect to matters pertaining to that partnership. The partners of each partnership have agreed that each representative is an agent of the partner that designated that person and does not owe any duty (fiduciary or otherwise) to such partnership, any other partner or any other representative.
     The management committee of each partnership meets no less often than quarterly, with the time and location of, and the agenda for, such meetings to be as the management committee determines; provided that in lieu of a meeting the management committee may elect to act by written consent. Special meetings of the management committee may be called at such times as a partner or management committee representative determines to be appropriate. The presence in person, or by electronic communication, of a majority of representatives (including at least one representative of each partner) constitutes a quorum of the management committee. Each representative is entitled to one vote on each matter submitted for vote of the management committee, and except as noted below, the vote of a majority of the representatives at a meeting properly called and held at which a quorum is present constitutes the action of the management committee. Any action of the management committee may be taken by unanimous written consent.
     The following actions require the unanimous approval of the management committee:
•	dissolution of the partnership;

•	causing or permitting the partnership to take certain bankruptcy actions;

•	mortgaging or pledging the partnership’s assets;

•	the commencement or the resolution before the FERC (or any U.S. Court of Appeals of an appeal of a FERC order) of certain actions under the Natural Gas Act;

•	any amendment of the partnership agreement;

•	the admission of any person as a partner (other than a permitted transferee of a partner);

•	any proposal to dispose of assets of such partnership with a value exceeding $225 million in the case of CIG and $450 million in the case of SNG;

•	the disposition of all or substantially all of the assets of the partnership, and any disposition of interests in the partnership that would result in a termination under Section 708 of the Code;

•	any merger, consolidation or conversion of the partnership;

•	entering into new lines of business, including but not limited to, those that do not generate “qualifying income” under Section 7704 of the Internal Revenue Code; and

•	any amendment to the master services agreement to which the partnership is a party, other than any amendment that the management committee determines would not materially adversely affect such partnership.
     Quarterly Cash Distributions. Under the CIG and SNG partnership agreements, on or before the end of the calendar month following each quarter prior to the commencement of the partnership’s liquidation, the management committee of each partnership is required to review the amount of available cash with respect to that quarter and distribute 100 percent of the available cash to the partners of that partnership in accordance with their percentage interests, subject to limited exceptions. Available cash with respect to any quarter is generally defined in these partnerships as the sum of all cash and cash equivalents on hand at the end of the quarter, plus cash on hand from Working Capital Borrowings made subsequent to the end of that quarter (as determined by the management committee), less cash reserves established by the management committee as necessary or appropriate for the conduct of the partnership’s business.
     Capital Calls to the Partners. From time to time as determined to be appropriate by the management committee of a partnership, the management committee may issue a capital call notice to the partners of that partnership for capital contributions to be made to fund the partnership’s operations. The notice will specify the amount of the capital contribution from all partners collectively and each partner individually, the purpose for which the funds will be used and the date that the contributions are to be made. If a partner fails to make a capital contribution when required under a capital call notice, the partner(s) that have made their full contribution may elect to pay the unpaid contribution and elect to treat that additional contribution as either (a) resulting in a priority interest of such contributing partner(s) or (b) treated as a permanent capital contribution that results in an adjustment of each partner’s relative percentage interest. If priority interest treatment is elected, all distributions that would otherwise have been paid to the non-contributing partner will be paid to the contributing partner until the priority interest is terminated, which will occur when the total of additional distributions to the contributing partner(s) equal the sum of the additional contribution amount plus 12 percent per annum.
Guarantee of WIC Purchases of Natural Gas and Natural Gas Liquids from BP Energy Company
     CIG entered into a commitment with BP Energy Company (BP) to unconditionally guaranty the obligations of WIC to pay when due, for all transactions relating to the purchases of natural gas and gas liquids from BP by WIC. CIG further agreed to pay all reasonable attorney’s fees, costs and expenses incurred by BP in connection with the collection of any debts pursuant to this guaranty with a maximum aggregate amount of $3,000,000. This commitment became effective May 22, 2007, will remain in effect until termination on May 31, 2008.
Bear Creek Partnership Agreement
     SNG and its affiliate, TGP, have equal partnership interests in Bear Creek, a joint venture that owns and operates a natural gas storage field in north Louisiana. Subsidiaries of SNG and TGP are the parties to a joint venture agreement that governs the organization and management of Bear Creek. Bear Creek provides firm storage service to customers of SNG and TGP. In connection with the formation of Bear Creek, SNG entered into an operating agreement pursuant to which SNG is the appointed operator of Bear Creek, with responsibility for providing storage services pursuant to Bear Creek’s FERC-approved tariff. Also in connection with the formation of Bear Creek, SNG and TGP entered into a gas exchange agreement pursuant to which TGP provides, at no charge, a gas exchange service for SNG to facilitate the injection and withdrawal of gas by SNG at Bear Creek.

SNG Guarantee of Elba Island Expansion
     SNG formerly owned Southern LNG Inc. (SLNG), which owns and operates a liquefied natural gas receiving and regasification terminal on Elba Island near Savannah, Georgia. SLNG is now a subsidiary of El Paso. In connection with an upcoming expansion of the Elba Island LNG terminal (Elba III), SNG has guaranteed the performance by SLNG of its construction contract with CB&I Constructors, Inc. SNG is to provide, at its election, either all necessary funds (up to defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba III expansion. Pursuant to the omnibus agreement, El Paso has agreed to reimburse us, our general partner and any of our majority owned subsidiaries for any amounts that may be paid by us, our general partner and any of our majority owned subsidiaries under the Elba Island guaranty or obligations in respect of the Elba III expansion.
SNG Guarantee of Elba Express Expansion
     Elba Express is a large pipeline to be built primarily in Georgia. It will not be a part of SNG. However, SNG has agreed to provide, at its election, either all necessary funds to Elba Express (up to a defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba Express pipeline. Pursuant to the omnibus agreement, El Paso has agreed to reimburse us, our general partner and any of our majority owned subsidiaries for any amounts that may be paid by us, our general partner and any of our majority owned subsidiaries pursuant to obligations in respect of the Elba Express pipeline expansion.
El Paso Guarantee of SNG Lease
     El Paso has guaranteed SNG’s obligations with respect to its leased headquarters.
Cash Management Programs
     CIG and SNG each participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing El Paso’s total borrowings from outside sources. CIG and SNG have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. Because in the past neither CIG nor SNG have anticipated settlement within the next twelve months, these accounts receivable have typically been classified as non-current on CIG’s and SNG’s balance sheets. In the fourth quarter of 2007, CIG and SNG repurchased $125 million and $66 million of debt, respectively, utilizing cash proceeds from their respective notes receivable under the cash management program. At December 31, 2007, CIG had a note receivable from El Paso of $655 million and SNG had a note receivable from El Paso of $425 million. CIG and SNG expect in 2008 to repurchase an additional $100 million and $223 million as previously announced. After these repayments in 2008, the remaining balances due to CIG and SNG under the cash management programs will be used for general partnership purposes, debt repurchase expenses and premiums and to pay for expansion capital expenditures. The interest rate payable by El Paso under the cash management programs will be equal to LIBOR plus the applicable margin in effect from time to time pursuant to El Paso Corporation’s Amended and Restated Credit Agreement dated July 31, 2006, as amended or replaced from time to time.
     Prior to the initial public offering, WIC also participated in CIG’s cash management program. WIC cancelled its participation in CIG’s cash management program in November 2007, and repaid amounts outstanding at that time using a portion of the proceeds from a $225 million loan from El Paso. The loan from El Paso was repaid from borrowings under its credit facility.
CIG Operating Agreements
     CIG entered into a Construction and Operating Agreement with WIC, on March 12, 1982. This agreement was amended in 1984 and 1988. Under this agreement, CIG agreed to design and construct the WIC system and to operate WIC (including conducting WIC’s marketing and administering WIC’s service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. Under this agreement, CIG is entitled to be reimbursed by WIC for all costs incurred in the performance of the services, including both direct costs and allocations of general and administrative costs based on direct field labor charges. Included in CIG’s allocated expenses are a portion of El Paso’s general and administrative expenses and El Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP) allocated payroll and other expenses. CIG is the operator of the WIC facilities, and is reimbursed by WIC for operation, maintenance and general and administrative costs allocated from CIG, in each case under the CIG Construction and Operating Agreement referred to above.
     CIG entered into a Construction and Operating Agreement with Young Gas Storage Company, Ltd. on June 30, 1992. This agreement was amended in 1994 and 1997. Under this agreement, CIG agreed to design and construct the Young storage facilities and to operate the facilities (including conducting Young’s marketing and administering Young’s service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. CIG is entitled to reimbursement of all costs incurred in the performance of the services, including both direct costs and allocations of general and administrative costs based on direct field labor charges (including any costs charged or allocated to CIG from other affiliates). The agreement is subject to termination only in the event of the dissolution or bankruptcy of CIG, or a material default by CIG that is not cured within certain permissible time periods. Otherwise the agreement continues until the termination of the Young partnership agreement.
     CIG entered into a Construction and Operating Agreement with Cheyenne Plains Gas Pipeline Company, L.L.C. on November 14, 2003. Under this agreement, CIG agreed to design and construct the facilities and to operate the Cheyenne Plains facilities (including conducting marketing and administering the service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. CIG is entitled to reimbursement by Cheyenne Plains for all costs incurred in the performance of the services, including both direct field labor charges and allocations of general and administrative costs (including any costs charged or allocated to CIG from other affiliates) using a modified Massachusetts allocation methodology, a time and motion analysis or other appropriate allocation methodology. The agreement is subject to termination by Cheyenne Plains on 12 months’ prior notice and is subject to termination by CIG on 12 months’ prior notice given no earlier that 48 months following the commencement of service by Cheyenne Plains in December 2004.
Transportation Agreements
     CIG is a party to four transportation service agreements with WIC for transportation on the WIC system at maximum recourse rates. The total volume subject to these contracts is 176,971 Dth/d. These contracts extend for various terms with 16,260 Dth/d expiring on December 31, 2009; 57,950 Dth/d expiring on December 31, 2011; and the balance expiring thereafter. Under the service agreements, we are required to make minimum annual payments of $6 million in each of the years 2008-2011, $2 million in 2012 and $2 million in total thereafter. In response to a solicitation of offers to turn back capacity in a WIC open season, CIG relinquished 70,000 Dth/d of capacity effective January 1, 2008. WIC has remarketed this capacity along with off-system capacity acquired by WIC on the upstream Questar Overthrust pipeline and other capacity on its pipeline to another affiliate, Cheyenne Plains, under a Firm Transportation Service Agreement for 125,000 Dth/d from the Opal Hub in western Wyoming to the Cheyenne Hub at maximum recourse rates for a term extending to 2020.
     In order to provide “jumper” compression service between the CIG system and the Cheyenne Plains pipeline system, CIG added compression at CIG’s existing compressor station in Weld County, Colorado. Cheyenne Plains entered into a 25-year contract that expires in 2030 for the full capacity of the additional compression pursuant to which CIG’s full cost of service is covered. The contract is for 119,500 Dth/d.
Interconnection and Operational Balancing Agreements and Other Inter-Affiliate Agreements
     Each of WIC and CIG is a party to an operational balancing agreement with each other and independently with Cheyenne Plains. These agreements require the interconnecting parties to use their respective reasonable efforts to cause the quantities of gas that are tendered/accepted at each point of interconnection to equal the quantities scheduled at those points. The agreements provide for the treatment and resolution of imbalances. The agreements are terminable by either party on 30 days’ advance notice.
     CIG and WIC are parties to a capacity lease agreement dated November 1, 1997. In 1998, WIC installed a compressor unit at WIC’s Laramie compressor station. The installation of this compressor unit allowed the interconnection of CIG’s Powder River lateral and WIC’s mainline transmission system and resulted in an increase of approximately 49 MDth/d of capacity on CIG’s Powder River lateral (the original capacity on the Powder River lateral was approximately 46 MDth/d). In connection with the installation of the compression by WIC, CIG leased the additional 49 MDth/d of capacity in the Powder River lateral to WIC. WIC, in turn, leased to CIG 46 MDth/d of capacity through the new WIC compressor unit. The term of the lease of the Powder River lateral capacity from CIG to WIC is 10 years from the November 15, 1998 in-service date of the additional compression, subject to continuing one year extension rights to be exercised by WIC on written notice delivered 12 months prior to the initial and/or any extended termination date. The term of the lease of the compression unit capacity from WIC to CIG continues for as long as CIG has shipper agreements for service using the compressor unit capacity. The parties to this agreement have agreed that the reciprocal leases provide adequate compensation to each other so there is no rental fee for either lease other than an agreement by WIC to reimburse CIG for any increase in operating expense incurred by CIG (including increased taxes, insurance or other expenses).
     WIC is a party to a facilities lease agreement with WYCO. Under this agreement, WIC leases compression facilities from WYCO for a term of 30 years (expiring in November 2029) at a rate based on the cost-of-service on the compression facilities. The lease rate is designed to have the same rate impacts on WIC’s customers as if WIC had direct ownership of the compression facilities.
     CIG is a party to a development agreement for the High Plains pipeline and storage project (known as Totem Storage) with Xcel Energy WYCO Inc. and Public Service Company of Colorado. This agreement sets forth the agreement of the parties to the development and operation of the WYCO facilities. An affiliate of Xcel Energy is a 50 percent joint venturer in WYCO.
Other Agreements
     In addition, each of WIC, CIG and SNG currently have and will have in the future other routine agreements with El Paso or one of its subsidiaries that arise in the ordinary course of business, including agreements for services and other transportation and exchange agreements and interconnection and balancing agreements with other El Paso pipelines.
Director Independence
     The board of directors of our general partner has affirmatively determined that Arthur C. Reichstetter and W. Matt Ralls each satisfy the independence requirements under the New York Stock Exchange listing standards. In making this determination, the board reviewed information from each of these directors regarding all of their respective relationships with us and analyzed the materiality of those relationships. The audit committee of our general partner’s board of directors is also composed entirely of independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The audit fees for the year ended December 31, 2007 of $608,000 were for professional services rendered by Ernst & Young LLP for the audit of the consolidated financial statements of El Paso Pipeline Partners, L.P., the review of documents filed with the Securities and Exchange Commission, consents and the issuance of comfort letters.
All Other Fees
     No audit-related or tax services were provided by our independent registered public accounting firm for the year ended December 31, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1.	Financial statements.
          The following consolidated financial statements are included in Part II, Item 8 of this report:
     The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.
Undertaking
     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2008.

EL PASO PIPELINE PARTNERS, L.P.
By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

By:	/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Pipeline Partners, L.P. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley James C. Yardley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2008

/s/ John R. Sult John R. Sult	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)	March 6, 2008

/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr.	Chairman of the Board	March 6, 2008

/s/ Douglas L. Foshee Douglas L. Foshee	Director	March 6, 2008

/s/ D. Mark Leland D. Mark Leland	Director	March 6, 2008

/s/ Arthur C. Reichstetter Arthur C. Reichstetter	Director	March 6, 2008

/s/ W. Matthew Ralls W. Matthew Ralls	Director	March 6, 2008

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
December 31, 2007
     Each exhibit identified below is filed as part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement.
EXHIBIT LIST

Exhibit
Number		Description

3.A	—	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1).

3.B	—	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

3.C	—	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1).

3.D	—	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.A		Credit Agreement, dated as of November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C. and Wyoming Interstate Company, Ltd. and the lenders and agents identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.B	—	Omnibus Agreement, dated November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Colorado Interstate Gas Company, Southern Natural Gas Company and El Paso Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.C	—	General Partnership Agreement of Colorado Interstate Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Colorado Interstate Gas Company Form 8-K filed November 7, 2007).

10.D	—	General Partnership Agreement of Southern Natural Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Southern Natural Gas Company Form 8-K filed November 7, 2007).

10.E	—	Long-Term Incentive Plan of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.F	—	Contribution, Conveyance and Assumption Agreement, dated November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., WIC Holdings Company, L.L.C., El Paso Wyoming Gas Supply Company, L.L.C., EPPP SNG GP Holdings, L.L.C., EPPP CIG GP Holdings, L.L.C., El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

Exhibit
Number		Description

10.G	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1).

10.H	—	Form of Master Services Agreement by and between Colorado Interstate Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company, El Paso Natural Gas Company and CIG Pipeline Services Company L.L.C. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1).

10.I	—	Form of Master Services Agreement by and between Southern Natural Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company and SNG Pipeline Services Company, L.L.C. (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1).

*21	—	List of subsidiaries of El Paso Pipeline Partners, L.P.

*23.A	—	Consent of Independent Registered Accounting Firm Ernst & Young LLP.

*23.B	—	Consent of Independent Registered Accounting Firm PricewaterhouseCoopers LLP.

*31.A		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.