Form 10-Q
period 2008-03-31
El Paso Pipeline Partners, L.P.
filed 2008-05-09
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-33825

El Paso Pipeline Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	26-0789784
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

El Paso Building
1001 Louisiana Street
Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600
Internet Website: www.eppipelinepartners.com

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

Common units outstanding on May 6, 2008: 57,194,036

EL PASO PIPELINE PARTNERS, L.P.

Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	BBtu = billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended March 31,
	2008	2007
Operating revenues	$33.7	$26.4
Operating expenses
Operation and maintenance	8.2	11.2
Depreciation and amortization	6.2	3.8
Taxes, other than income taxes	1.1	0.5
	15.5	15.5
Operating income	18.2	10.9
Earnings from unconsolidated affiliates	15.1	—
Other income (expense), net	(0.1)	0.7
Interest and debt expense	(5.6)	(1.5)
Net income	$27.6	$10.1

Net income per limited partner unit — Basic and Diluted:
Common units	$0.32
Subordinated units	$0.32

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$9.2	$4.6
Accounts receivable
Customer, net of allowance of $0.7 in 2008 and 2007	12.7	11.6
Affiliates	2.9	0.8
Prepaid assets	1.2	1.6
Regulatory assets	3.8	—
Other	3.1	3.0
Total current assets	32.9	21.6
Property, plant and equipment, at cost	824.2	805.6
Less accumulated depreciation and amortization	199.4	193.4
Total property, plant and equipment, net	624.8	612.2
Other assets
Investment in unconsolidated affiliates	269.9	258.5
Regulatory assets	8.5	9.0
Other	1.0	1.2
	279.4	268.7
Total assets	$937.1	$902.5

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$7.8	$2.2
Affiliates	2.2	3.8
Other	10.5	32.1
Regulatory liabilities	1.3	4.9
Other	4.6	5.0
Total current liabilities	26.4	48.0
Long-term financing obligations, including capital lease obligation	502.8	462.9
Other liabilities	0.2	0.3
Commitments and contingencies (Note 5)
Partners’ capital
Common units (issued 57,194,036 units in 2008 and 57,187,786 in 2007)	$842.6	$831.8
Subordinated units (issued 27,727,411 units in 2008 and 2007)	289.4	284.1
General partner units (issued 1,732,963 units in 2008 and 2007)	(724.3)	(724.6)
Total partners’ capital	407.7	391.3
Total liabilities and partners’ capital	$937.1	$902.5

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2008	2007

Cash flows from operating activities
Net income	$27.6	$10.1
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	6.2	3.8
Earnings from unconsolidated affiliates, adjusted for cash distributions	(11.5)	—
Other non-cash income items	(0.4)	(0.5)
Asset and liability changes	(3.0)	1.9
Net cash provided by operating activities	18.9	15.3

Cash flows from investing activities
Capital expenditures	(43.0)	(36.6)
Other	(0.1)	—
Net cash used in investing activities	(43.1)	(36.6)

Cash flows from financing activities
Net proceeds from borrowings under credit facility	40.0	—
Payments to retire long-term debt, including capital lease obligations	(0.1)	(0.1)
Distributions	(11.1)	—
Net change in notes payable to affiliate	—	21.4
Net cash provided by financing activities	28.8	21.3

Net change in cash and cash equivalents	4.6	—
Cash and cash equivalents
Beginning of period	4.6	—
End of period	$9.2	$—

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by US generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2008, and for the quarters ended March 31, 2008 and 2007, are unaudited. We derived the consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2007 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our financial assets and liabilities. The adoption of the standard did not have an impact on our financial statements. We elected to defer the adoption of SFAS No. 157 for our non-financial assets and liabilities until January 1, 2009. We are currently evaluating the impact, if any, that the deferred provisions of this standard will have on our financial statements.

2. Contribution of Assets

In conjunction with our initial public offering in November 2007, El Paso contributed to us, at their historical cost, 10 percent general partner interests in Colorado Interstate Gas Company (CIG) and Southern Natural Gas Company (SNG), two interstate pipeline transportation businesses. El Paso operates these systems and owns the remaining 90 percent general partner interests.

Our proportionate share of the operating results of CIG and SNG has been reflected as earnings from unconsolidated affiliates in our financial statements since November 2007, the date they were contributed to us. The following summary unaudited pro forma financial information for the quarter ended March 31, 2007, reflects our historical revenues, net income and net income per unit on a pro forma basis assuming the contribution of CIG and SNG occurred effective January 1, 2007. This summary unaudited pro forma financial information does not include entities and operations that were part of CIG and SNG prior to the contribution of these interests to us. For purposes of pro forma earnings per unit, 57,187,786 common units and 27,727,411 subordinated units were assumed to be outstanding since January 1, 2007. Additionally, the pro forma net income per unit calculations are performed without regard to arrearages of distributions. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the contributions been made on January 1, 2007, nor are they necessarily indicative of future operating results.

Quarter Ended March 31, 2007
(In millions, except per unit amounts)

Revenues	$26.4
Net income	20.0
Net income per limited partner unit — Basic and Diluted
Common units	0.29
Subordinated units	0.11

3. Earnings Per Unit and Cash Distributions

Earnings per unit. Earnings per limited partner unit are computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income to the general partner based upon the general partner’s ownership interest. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of March 31, 2008, we had 6,250 potentially dilutive restricted units outstanding and none were dilutive for the quarter ended March 31, 2008.

Below is the allocation of net income and the limited partners’ interests in net income based on the number of basic and diluted limited partner units outstanding.

Quarter Ended
March 31, 2008(1)
(in millions)
Allocation of Net Income
Net income	$27.6
Less: general partner’s interest in net income	0.6
Limited partners’ interest in net income	$27.0

Calculation of Limited Partners’ Interest in Net Income
Net income allocable to common units	$18.2
Net income allocable to subordinated units	8.8
Limited partners’ interest in net income	$27.0

Net income per limited partner unit - Basic and Diluted:
Common units	$0.32
Subordinated units	$0.32

Weighted average limited partner units outstanding - Basic and Diluted:
Common units	57,187,786
Subordinated units	27,727,411
____________

(1)	Earnings per unit is not presented for 2007 based on the date of our initial public offering in November 2007.

Subordinated units and incentive distribution rights. All of our subordinated units and incentive distribution rights are held by a wholly owned subsidiary of El Paso and are further described in our 2007 Annual Report on Form 10-K.

Cash Distributions to Partners. In February 2008, we made a distribution to our unitholders of $0.12813 per unit, which was prorated for the period beginning with the closing of our initial public offering through December 31, 2007. On April 21, 2008, we announced that the board of directors of our general partner had declared a distribution to unitholders of $0.28750 per unit for the first quarter of 2008. The distribution will be paid on May 15, 2008 to unitholders of record at the close of business on May 1, 2008.

4. Long-Term Financing Obligations

Credit Facility

During the first quarter of 2008, we borrowed an additional $40 million under our credit facility and have approximately $495 million outstanding as of March 31, 2008. These borrowings have an interest rate of LIBOR plus 0.525 percent based on our leverage. We also pay an annual commitment fee of 0.125 percent. At March 31, 2008, our all-in borrowing rate was 3.3 percent. For a further discussion of our credit facility, see our 2007 Annual Report on Form 10-K.

5. Commitments and Contingencies

Legal Proceedings

     Wyoming Interstate Company, Ltd. (WIC) Line 124A Rupture. On November 11, 2006, a bulldozer driver ran into and ruptured WIC’s Line 124A near Cheyenne, Wyoming resulting in an explosion and fire, and the subsequent death of the driver. The driver was working for a construction company hired by Rockies Express Pipeline, LLC to construct its new pipeline in a corridor substantially parallel to WIC’s Line 124A. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an investigation into the incident, with which we fully cooperated. In March 2008, we received from PHMSA a Notice of Probable Violation (NOPV) with a proposed fine of $3.4 million. We have requested a hearing to contest the proposed fine.

     In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2008, we accrued approximately $1.2 million for our outstanding legal matters.

Regulatory Matters

     Fuel Recovery Mechanism. Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism that is expected to reduce future earnings volatility.

     Rate of Return Proxy Groups.  In April 2008, the FERC adopted a new policy that will allow master limited partnerships to be included in rate of return proxy groups for determining rates for services provided by interstate natural gas and oil pipelines. The FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. The FERC’s policy statement concludes among other items that (i) there should be no cap on the level of distributions included in the current discounted cash flow methodology and (ii) there should be a downward adjustment to the long-term growth rate used for the equity cost of capital of natural gas pipeline master limited partnerships. The FERC is not exploring other methods of determining a pipeline’s equity cost of capital at this time. We believe this ruling will not have a material impact on our financial position or results of operations.

6. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

We have 10 percent general partnership interests in two interstate pipeline transportation businesses, CIG and SNG. We account for our investments in CIG and SNG using the equity method of accounting. Our investments in CIG and SNG at March 31, 2008 were $108.4 million and $161.5 million. For the quarter ended March 31, 2008, our share of earnings from CIG and SNG was $5.7 million and $9.4 million and we received distributions from CIG and SNG of $1.6 million and $2.0 million. In April 2008, we received distributions from CIG and SNG of $4.2 million and $9.1 million.

Below is summarized financial information of our proportionate share of the operating results and financial position of CIG and SNG, our unconsolidated investees, for the period ended March 31, 2008 (in millions):

Operating results data:
Operating revenues	$25.3
Operating expenses	9.5
Income from continuing operations	15.1
Net income	15.1
Financial position data:
Current assets	$25.6
Non-current assets	443.5
Current liabilities	23.6
Long-term debt	167.4
Other non-current liabilities	8.2
Equity in net assets	269.9

Transactions with Affiliates

Affiliate Revenues and Expenses. We provide natural gas transportation services to affiliates under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates. Revenues related to the transportation of natural gas for affiliates were approximately $2.8 million and $2.3 million for the periods ended March 31, 2008 and 2007.

We lease a compressor station from CIG’s affiliate, WYCO Development LLC (WYCO), and paid approximately $0.4 million for each of the periods ended March 31, 2008 and 2007.

CIG allocates a portion of its costs to us which include a portion of El Paso’s general and administrative expenses. It also includes allocated payroll and other expenses for El Paso’s subsidiaries, El Paso Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP). These expenses are primarily related to field operations management, legal, financial, tax, consultative, administrative and other services, including employee benefits, annual incentive bonuses, and insurance. The allocation is based on reasonable contractual levels for the services provided. Amounts allocated to us for these services were approximately $3.5 million and $3.0 million for the periods ended March 31, 2008 and 2007. See Note 3 and our 2007 Annual Report on Form 10-K for further discussion of our transactions with affiliates.

Cash management program. In 2007, WIC participated in El Paso’s cash management program. Affiliated interest expense, before amounts capitalized, for the quarter ended March 31, 2007 was $1.7 million based on an average advance balance of $114.3 million and an average short-term rate of 5.9%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

Other Affiliate Balances. As of March 31, 2008 and December 31, 2007, we had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $2.2 million and $3.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2007 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

In November 2007, we completed an initial public offering of our common units. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, an interstate natural gas system, as well as 10 percent interests in each of El Paso’s SNG and CIG interstate natural gas pipeline systems. We have presented WIC’s financial information for all periods in the El Paso Pipeline Partners, L.P. financial statements. We began recording earnings from unconsolidated affiliates from our 10 percent ownership interests in CIG and SNG from the date of their contribution in November 2007. Since our interests in CIG and SNG are not reflected for periods prior to November 2007, the historical results of operations and the period to period comparison of results may not be indicative of future results. For a further discussion of the composition of  our assets, contracts and revenues, see our 2007 Annual Report on Form 10-K.

   Update of Growth Projects. We intend to grow our business through organic and greenfield expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of March 31, 2008, WIC, CIG and SNG have significant expansion projects in progress. The information provided below provides significant updates on the progress of expansion projects more fully described in our Annual Report on Form 10-K.

     WIC. The WIC Kanda lateral and related compression project was placed in service in January 2008.  In the first quarter of 2008, we spent approximately $39 million to complete the expansion project at a total estimated completion cost of $191 million.

     WIC also expects to spend approximately $44 million in 2008 on two contracted expansion projects consisting of the following:

•	Medicine Bow. We estimate the total cost of the project will be approximately $37 million and currently expect to place this project in-service in September 2008.

•
Piceance Lateral Expansion. We estimate the total cost of the project will be approximately $62 million and expect to place this project in-service in the fourth quarter of 2009. FERC approval is required for this project.

     CIG. CIG expects to spend approximately $123 million (of which our share will be approximately $62 million) on contracted organic growth projects through 2012.  Of this amount, $99 million (of which our share will be approximately $10 million) will be spent in 2008 on joint investments to develop new transmission and storage facilities in Colorado through its 50 percent ownership in WYCO. These projects include the:

•
High Plains Pipeline. The FERC approved this project in March 2008 and construction began in April. The estimated total cost of this project is $198 million, with $99 million to be paid by CIG (of which our share will be approximately $10 million). The estimated in-service date is November 2008.

•
Totem Gas Storage. The FERC approved this project in April 2008 and construction is expected to begin by June 2008.  The estimated total cost of this project is $133 million, with $67 million to be paid by CIG (of which our share will be approximately $7 million), and the estimated in-service date is July 2009.

     SNG. SNG expects to spend approximately $505 million (of which our share will be approximately $51 million) on contracted organic growth projects through 2012. Of this amount, $71 million (of which our share will be approximately $7 million) will be spent in 2008 on contracted expansion projects consisting of the following:

•
Cypress Phase II. The Cypress Phase II project has an estimated cost of $20 million (of which our share will be approximately $2 million). The Cypress Phase II project began construction in September 2007 and was placed in service in May 2008. FERC approval for this project has been received.

•
Cypress Phase III. The Cypress Phase III expansion project has an estimated cost of $85 million (of which our share will be approximately $8 million). A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have SNG build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date of January 2011.

•
South System III. The South System III expansion project will be completed in three phases at a total estimated cost of $285 million (of which our share will be approximately $29 million). SNG anticipates filing an application with the FERC during the fourth quarter of 2008 for certificate authorization to construct and operate these facilities. The project has estimated in-service dates of December 2010 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•
Southeast Supply Header. The Southeast Supply Header project will be jointly owned by SNG, Spectra Energy Corp and CenterPoint Energy. The estimated cost to SNG for this project is $185 million (of which our share will be approximately $19 million). This project is expected to be completed in two phases. The FERC issued an order approving the first phase in September 2007. The estimated in-service dates are July 2008 for Phase I and October 2010 for Phase II.

     For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

     CIG and SNG will fund their expansion capital needs with amounts repaid from their notes receivable under the cash management program with El Paso together with capital contributions from their partners, including us.  For a further discussion of the capital requirements of our unconsolidated affiliates, see Liquidity and Capital Resources below.

Results of Operations

We and El Paso use earnings before interest expense and income taxes (EBIT) as a key measure to assess the operating results and effectiveness of our businesses, including the results of the entities in which we hold investments. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure used by us and  El Paso management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) interest and debt expense, net, (iii) affiliated interest expense, net, and (iv) income taxes. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results independently from our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2008 compared with the same period in 2007.

	2008	2007
	(in millions, except volumes)
Operating revenues	$33.7	$26.4
Operating expenses	15.5	15.5
Operating income	18.2	10.9
Earnings from unconsolidated affiliates	15.1	—
Other income (expense), net	(0.1)	0.7
EBIT	33.2	11.6
Interest and debt expense, net	(5.6)	(1.5)
Net income	$27.6	$10.1

WIC throughput volumes (BBtu/d)(1)	2,418	2,066
____________

(1)	Throughput volumes include 177 BBtu/d and 232 BBtu/d transported by WIC on behalf of CIG for the periods ended March 31, 2008 and 2007.

EBIT Analysis.

	Quarter Ended March 31
	Variance
	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$0.8	$—	$—	$0.8
Expansions	6.5	(3.0)	(0.2)	3.3
Operational gas and revaluations	—	3.6	—	3.6
Earnings from unconsolidated affiliates	—	—	15.1	15.1
Other(1)	—	(0.6)	(0.6)	(1.2)
Total impact on EBIT	$7.3	$—	$14.3	$21.6
____________

(1)	Consists of individually insignificant items.

Transportation revenues. For the quarter ended March 31, 2008, we experienced increased demand for firm capacity on WIC’s Medicine Bow lateral compared with the same period in 2007.

Expansions. During the quarter ended March 31, 2008, our EBIT was positively impacted by the completion of the Kanda lateral and related compression and increased contracted capacity on the Piceance lateral.

Operational gas and revaluations. For the quarter ended March 31, 2008, WIC benefited from increasing natural gas prices on its fuel and related gas balance items owed from shippers and other interconnecting pipelines. Conversely, during the same quarter in 2007, WIC experienced a loss due to rising natural gas prices on amounts it owed to shippers and other interconnecting pipelines for fuel and related gas balance items. Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism that is expected to reduce future earnings volatility resulting from these items.

Earnings from Unconsolidated Affiliates. For the quarter ended March 31, 2008, we recorded equity earnings of $5.7 million from CIG and $9.4 million from SNG. We began recording equity earnings in November 2007, when these interests were contributed to us from El Paso.

Interest and Debt Expense

For the quarter ended March 31, 2008, interest and debt expense relates primarily to amounts borrowed under our credit facility. Interest and debt expense under our credit facility for the quarter ended March 31, 2008 was $5.6 million based on an average balance of $473 million and an average rate of 4.5%.

For the quarter ended March 31, 2007, interest and debt expense relates to amounts borrowed under the El Paso cash management program. Affiliated interest expense, before amounts capitalized, for the quarter ended March 31, 2007 was $1.7 million based on an average advance balance of $114.3 million and an average short-term rate of 5.9%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

 Cash Available for Distribution

    We use a non-GAAP financial measure “Cash Available For Distribution” to measure the amount of cash we can distribute to our unitholders.  We define Cash Available For Distribution as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, cash reserves, and other income and expenses, net, which primarily includes a non-cash allowance for funds during construction. Cash Available For Distribution does not reflect changes in working capital balances. Adjusted EBITDA is defined as net income plus depreciation and amortization expense, interest and debt expense, net of interest income and the partnership’s 10 percent share of distributions declared by CIG and SNG for the applicable period, less equity in earnings of CIG and SNG.

    We also believe that the non-GAAP financial measure described above is useful to investors because this measurement is used by many companies in the industry as a measurement of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the partnership and to compare the operating and financial performance of the partnership with the performance of other publicly traded partnerships within the industry.

    Cash Available For Distribution should not be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP.  Cash Available For Distribution excludes some, but not all, items that affect net income and operating income and this measure may vary among other companies. Therefore, Cash Available For Distribution as presented may not be comparable to a similarly titled measure of other companies. Furthermore, while Cash Available For Distribution is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

    The table below provides our calculation of Cash Available For Distribution for the quarter ended March 31, 2008.

Quarter Ended
March 31, 2008
(in millions)
Net Income	$27.6
Add: Interest and Debt Expense	5.6
EBIT	33.2
Add:
Depreciation and amortization	6.2
Distributions declared by CIG and SNG	13.3
Less:
Equity earnings from CIG and SNG	15.1

Adjusted EBITDA	37.6

Less:
Cash interest expense, net	5.6
Maintenance capital expenditures	0.6
Other, net	6.5

Cash available for distribution	$24.9

Commitments and Contingencies

     For a further discussion of our commitments and contingencies, See Item 1, Financial Statements, Note 5 which is incorporated herein by reference.

Liquidity and Capital Resources

Overview. Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy our indebtedness depends on our ability to generate cash. Our ability to generate cash is subject to a number of factors, some of which are beyond our control.

Our sources of liquidity currently include cash generated from our operations, quarterly cash distributions received from our equity investees, CIG and SNG, and available borrowing capacity under our $750 million credit facility which is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. Prior to our initial public offering, WIC had funding available through El Paso and its subsidiaries’ cash management program, which was repaid in connection with our formation. CIG and SNG, our investees, participate in El Paso’s cash management programs and are required to make quarterly distributions of their available cash to their partners including us.

We believe that cash flow from operating activities, including the cash distributions received from CIG and SNG, and availability under our credit facility will be adequate to meet our operating needs, our cash distributions requirements to our partners, our planned short-term capital and debt service requirements, and our planned expansion opportunities. For 2008, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso to fund their capital investment needs.

Overview of Cash Flows. Our cash flow activities for the periods ended March 31, 2008 and 2007 were as follows:

	Quarter Ended
	March 31,
	2008	2007
	(In millions)
Net cash provided by operating activities	$18.9	$15.3
Net cash used in investing activities	(43.1)	(36.6)
Net cash provided by financing activities	28.8	21.3

Operating Activities. For the quarter ended March 31, 2008 as compared to the same period in 2007, cash flow from operating activities was higher as a result of the impact of the Kanda lateral and related compression expansion project placed into service in January 2008 and the impact of increased contracted capacity on the Piceance lateral. In addition, we received cash distributions from CIG and SNG of $3.6 million.

Working Capital. As of March 31, 2008, we had a working capital surplus of $6.5 million compared to a working capital deficiency of $26.4 million at December 31, 2007. The change in working capital at March 31, 2008, was due primarily to payments of amounts previously accrued for the Kanda lateral expansion, which was funded by borrowings under our credit facility.

Investing Activities. Our investing activities in each period relate primarily to expansions of our system. In both 2008 and 2007, these expenditures related primarily to the completion of our Kanda lateral and mainline compression expansion.

Capital Expenditures. Our cash capital expenditures for the period ended March 31, 2008 and our estimates of capital expenditures for the remainder of 2008 are as follows:

	Quarter Ended March 31, 2008	Remaining 2008	Total
	(In millions)
Maintenance	$0.6	$1.6	$2.2
Expansion	42.4	37.3	79.7
Total	$43.0	$38.9	$81.9

Our expected remaining 2008 expansion capital expenditures of $37.3 million include costs for our Medicine Bow and Piceance lateral expansions. We are also evaluating additional projects. We also expect to spend between approximately $2 million and $3 million in each of the next three years beginning in 2008 for maintenance capital expenditures. While we expect to fund these maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility, debt and/or equity offerings or a combination thereof.

Financing Activities. Net cash provided by financing activities related primarily to additional borrowings under our credit facility of $40 million and distributions to unitholders of $11 million. We have $495 million outstanding under our credit facility as of March 31, 2008. These borrowings have an interest rate of LIBOR plus 0.525 percent based on our leverage. We also pay an annual commitment fee of 0.125 percent. At March 31, 2008, our all-in borrowing rate was 3.3 percent.

Unconsolidated Affiliates

Capital Requirements. CIG’s and SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from CIG’s and SNG’s partners (including us), if necessary. CIG’s and SNG’s uses of cash primarily include capital expenditures, debt service, and distributions to partners. We currently expect CIG and SNG to fund 100 percent of their 2008 expansion capital expenditures by using cash proceeds from the recovery of notes receivable outstanding under their cash management program with El Paso.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, the CEO and CFO of our general partner concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2008.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference. Additional information about our legal proceedings can be found, in Part I, Item 3 of our 2007 Annual Report on Form 10-K filed with the SEC.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report, except as discussed in Part I, Item 1, Financial Statements, Note 5 under Regulatory Matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: May 9, 2008		/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ John R. Sult
John R. Sult
Senior Vice President, Chief Financial Officer and Controller
(Principal Accouning and Financial Officer

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX

Each exhibit identified below is filed with this Report.

Exhibit Number	Description
31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.