Form 10-Q
period 2008-06-30
El Paso Pipeline Partners, L.P.
filed 2008-08-08
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common units outstanding on August 4, 2008: 57,196,211

EL PASO PIPELINE PARTNERS, L.P.

   Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	MDth = thousand dekatherms
BBtu = billion British thermal units

   When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

   When we refer to “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues	$34.6	$26.9	$68.3	$53.3
Operating expenses
Operation and maintenance	7.0	2.4	15.2	13.6
Depreciation and amortization	6.7	3.8	12.9	7.6
Taxes, other than income taxes	0.9	1.3	2.0	1.8
	14.6	7.5	30.1	23.0
Operating income	20.0	19.4	38.2	30.3
Earnings from unconsolidated affiliates	7.1	—	22.2	—
Other income, net	0.3	1.3	0.2	2.0
Interest and debt expense	(4.4)	(1.6)	(10.0)	(3.1)
Net income	$23.0	$19.1	$50.6	$29.2

Net income per limited partner unit — Basic and Diluted:
Common units	$0.29		$0.58
Subordinated units	$0.22		$0.58

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$4.3	$4.6
Accounts receivable
Customer, net of allowance of $0.6 in 2008 and $0.7 in 2007	15.2	11.6
Affiliates	1.4	0.8
Regulatory assets	5.6	—
Other	3.8	4.6
Total current assets	30.3	21.6
Property, plant and equipment, at cost	841.3	805.6
Less accumulated depreciation and amortization	205.9	193.4
Total property, plant and equipment, net	635.4	612.2
Other assets
Investment in unconsolidated affiliates	263.7	258.5
Regulatory assets	8.4	9.0
Other	1.0	1.2
	273.1	268.7
Total assets	$938.8	$902.5

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$9.4	$2.2
Affiliates	2.9	3.8
Other	11.1	32.1
Regulatory liabilities	1.4	4.9
Other	5.3	5.0
Total current liabilities	30.1	48.0
Long-term financing obligations, including capital lease obligation	502.6	462.9
Other liabilities	0.2	0.3
Commitments and contingencies (Note 5)
Partners’ capital
Common units (issued 57,196,211 units in 2008 and 57,187,786 in 2007)	$841.4	$831.8
Subordinated units (issued 27,727,411 units in 2008 and 2007)	288.8	284.1
General partner units (issued 1,732,963 units in 2008 and 2007)	(724.3)	(724.6)
Total partners’ capital	405.9	391.3
Total liabilities and partners’ capital	$938.8	$902.5

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net income	$50.6	$29.2
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	12.9	7.6
Earnings from unconsolidated affiliates, adjusted for cash distributions	(5.4)	—
Other non-cash income items	(0.7)	(1.3)
Asset and liability changes	(2.4)	2.6
Net cash provided by operating activities	55.0	38.1

Cash flows from investing activities
Capital expenditures	(58.7)	(46.4)
Other	(0.4)	—
Net cash used in investing activities	(59.1)	(46.4)

Cash flows from financing activities
Net proceeds from borrowings under credit facility	40.0	—
Payments to retire long-term debt, including capital lease obligations	(0.2)	(0.2)
Distributions	(36.0)	—
Net change in notes payable to affiliate	—	8.5
Net cash provided by financing activities	3.8	8.3

Net change in cash and cash equivalents	(0.3)	—
Cash and cash equivalents
Beginning of period	4.6	—
End of period	$4.3	$—

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by US generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2008, and for the quarters and six months ended June 30, 2008 and 2007, are unaudited. We derived the consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

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

2. Contribution of Assets

    In conjunction with our initial public offering of common units in November 2007, El Paso Corporation (El Paso) contributed to us, at their historical cost, 10 percent general partner interests in Colorado Interstate Gas Company (CIG) and Southern Natural Gas Company (SNG), two interstate pipeline transportation businesses. El Paso operates these systems and owns the remaining 90 percent general partner interests.

    Our proportionate share of the operating results of CIG and SNG has been reflected as earnings from unconsolidated affiliates in our financial statements since November 2007, the date they were contributed to us. The following summary unaudited pro forma financial information for the quarter and six months ended June 30, 2007, reflects our historical revenues, net income and net income per unit on a pro forma basis assuming the contribution of CIG and SNG occurred effective January 1, 2007. This summary unaudited pro forma financial information does not include entities and operations that were part of CIG and SNG prior to the contribution of these interests to us. For purposes of pro forma earnings per unit, 57,187,786 common units and 27,727,411 subordinated units were assumed to be outstanding since January 1, 2007. Additionally, the pro forma net income per unit calculations are performed without regard to arrearages of distributions. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the contributions been made on January 1, 2007, nor are they necessarily indicative of future operating results.

	Quarter Ended June 30, 2007	Six Months Ended June 30, 2007
	(In millions, except per unit amounts)

Revenues	$26.9	$53.3
Net income	27.0	47.0
Net income per limited partner unit — Basic and Diluted
Common units	0.31	0.58
Subordinated units	0.31	0.47

3. Earnings Per Unit and Cash Distributions

    Earnings per unit.  We calculate net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128.  Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.  Earnings per limited partner unit are computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding.  The limited partners’ interest in net income is determined by first allocating net income to the general partner based upon the general partner’s ownership interest. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units.  As of June 30, 2008, we had 8,425 restricted units outstanding, a portion of which were dilutive for the quarter and six months ended June 30, 2008.

    Below is the allocation of net income, limited partners’ interests in net income, and net income per limited partner unit, based on the number of basic and diluted limited partner units outstanding for the quarter and six months ended June 30, 2008.

	Quarter Ended	Six Months Ended
	June 30, 2008(1)	June 30, 2008(1)
	(in millions)
Allocation of Net Income
Net income	$23.0	$50.6
Less: general partner’s interest in net income	0.4	1.0
Limited partners’ interest in net income	$22.6	$49.6

Calculation of Limited Partners’ Interest in Net Income
Net income allocable to common units	$16.4	$33.4
Net income allocable to subordinated units	6.2	16.2
Limited partners’ interest in net income	$22.6	$49.6

Net income per limited partner unit — Basic and Diluted:
Common units	$0.29	$0.58
Subordinated units	$0.22	$0.58

Weighted average limited partner units outstanding – Basic:
Common units	57,187,786	57,187,786
Subordinated units	27,727,411	27,727,411

Weighted average limited partner units outstanding – Diluted:
Common units	57,188,959	57,188,108
Subordinated units	27,727,411	27,727,411

____________

(1)	Earnings per unit is not presented for 2007 based on the date of our initial public offering in November 2007. See Note 2 for the 2007 pro forma earnings per unit calculations.

    Subordinated units and incentive distribution rights. All of our subordinated units and incentive distribution rights are held by a wholly owned subsidiary of El Paso and are further described in our 2007 Annual Report on Form 10-K.

    Cash Distributions to Unitholders. In February 2008, we made a distribution to our unitholders of $0.12813 per unit, which was prorated for the period beginning with the closing of our initial public offering through  December 31, 2007. In May 2008, we made an additional distribution to our unitholders of $0.28750 per unit. On July 21, 2008, we announced that the Board of Directors of our general partner had increased the quarterly distribution and declared a distribution to our unitholders of $0.2950 per unit for the second quarter of 2008. The distribution will be paid on August 14, 2008 to unitholders of record at the close of business on July 31, 2008.

4. Long-Term Financing Obligations

Credit Facility

    During 2008, we borrowed an additional $40 million under our credit facility and have approximately $495 million outstanding as of June 30, 2008. These borrowings have an interest rate of LIBOR plus 0.525 percent based on our leverage. We also pay an annual commitment fee of 0.125 percent. At June 30, 2008, our all-in borrowing rate was 3.1 percent. For a further discussion of our credit facility, see our 2007 Annual Report on Form 10-K.

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

    In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2008, we accrued approximately $1.2 million for our outstanding legal matters.

Regulatory Matters

    Fuel Recovery Mechanism. Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism that should reduce earnings volatility resulting from these items over time.

    Greenhouse Gas Emissions.  In July 2008, the U.S. Environmental Protection Agency (EPA) requested public comments on the potential regulation of greenhouse gases (GHGs) under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of the GHGs will be addressed in federal and state legislation. Since it is uncertain what, if any, regulatory or legislative alternatives may be adopted, it is not possible at this time to determine whether and how such laws or regulations could impact our operations and financial results and whether those impacts will be material to our financial statements.

6. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

    We have 10 percent general partnership interests in two interstate pipeline transportation businesses, CIG and SNG, which are accounted for using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of these investments.

	Investment		Earnings from Unconsolidated Affiliates
	June 30, 2008	December 31, 2007	Quarter Ended	Six Months Ended
Net Investment and Earnings			June 30, 2008	June 30, 2008
	(In millions)		(In millions)
CIG	$106.1	$104.3	$1.9	$7.6
SNG	157.6	154.2	5.2	14.6
Total	$263.7	$258.5	$7.1	$22.2

	Quarter Ended	Six Months Ended
Summarized Financial Information	June 30, 2008	June 30, 2008
	(In millions)
Operating results data:
Operating revenues	$19.9	$45.2
Operating expenses	11.2	21.4
Income from continuing operations	7.1	22.2
Net income	7.1	22.2

    We received cash distributions from CIG and SNG of $4.2 million and $9.1 million during the quarter ended June 30, 2008 and $5.7 million and $11.1 million during the six months ended June 30, 2008. In July 2008, we received distributions from CIG and SNG of $2.3 million and $4.8 million.

Transactions with Affiliates

    Affiliate Revenues and Expenses. We provide natural gas transportation services to affiliates under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates. Revenues related to the transportation of natural gas for affiliates were approximately $2.8 million and $2.2 million for the quarters ended June 30, 2008 and 2007 and $5.6 million and $4.5 million for the six months ended June 30, 2008 and 2007.

    We lease a compressor station from CIG’s affiliate, WYCO Development LLC (WYCO), and paid approximately $0.3 million and $0.7 million for each of the quarters and six months ended June 30, 2008 and 2007.

    CIG allocates a portion of its costs to us which include a portion of El Paso’s general and administrative expenses. It also includes allocated payroll and other expenses for El Paso’s subsidiaries, El Paso Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP). These expenses are primarily related to field operations management, legal, financial, tax, consultative, administrative and other services, including employee benefits, annual incentive bonuses, and insurance. The allocation is based on reasonable contractual levels for the services provided. Amounts allocated to us for these services were approximately $3.3 million and $3.1 million for the quarters ended June 30, 2008 and 2007 and $6.8 million and $6.1 million for the six months ended June 30, 2008 and 2007. See Note 3 and our 2007 Annual Report on Form 10-K for further discussion of our transactions with affiliates.

    Cash management program. In 2007, WIC participated in El Paso’s cash management program. For the six months ended June 30, 2007 we had an average advance balance of approximately $120 million and an average short-term interest rate of 5.9%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

    Other Affiliate Balances. As of June 30, 2008 and December 31, 2007, we had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $2.9 million and $3.8 million.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    Update of Growth Projects. We intend to grow our business through organic and greenfield expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both.  As of June 30, 2008, WIC, CIG and SNG have significant expansion projects in progress as described below:

    WIC. The WIC Kanda lateral and related compression project was placed in service in January 2008. During 2008, we spent approximately $40 million to complete the expansion project at a total estimated completion cost of $196 million.  Additionally, WIC expects to spend approximately $151 million on contracted organic growth projects from 2008 through 2012. Of this amount, WIC anticipates spending approximately $35 million in 2008.  WIC's contracted expansion projects primarily includes the following:

·
Medicine Bow. We estimate the total cost of the project will be approximately $39 million. The FERC approved this project in October 2007 and we currently expect to place this project in service in September 2008.

·
Piceance Lateral Expansion. We estimate the total cost of the project will be approximately $62 million and expect to place this project in service in the fourth quarter of 2009. FERC approval is required for this project.

·
WIC Expansion. We estimate the total cost of this project, which requires FERC approval, will be approximately $55 million.  WIC will add a new 6,200 horsepower compressor station on the existing Kanda Lateral which will increase the Kanda Lateral capacity to 515 MDth/d. The anticipated in-service date for this portion of the project is November 2010. WIC also plans to install three miles of pipeline and reconfigure one compressor at its Wamsutter station which will provide 155 MDth/d natural gas deliveries from the WIC Mainline into Overthrust Pipeline and onto the Opal Hub and El Paso Corporation’s Ruby Pipeline. The anticipated in-service date for this portion of the project is March 2011.

    CIG. CIG expects to spend approximately $295 million (of which our share will be approximately $30 million) on contracted organic growth projects from 2008 through 2012. Of this amount, CIG anticipates spending $122 million (of which our share will be approximately $12 million) in 2008 primarily on three projects including two joint investment projects, High Plains Pipeline and Totem Gas Storage, through its 50 percent ownership in WYCO as well as a project to increase transportation capacity from the Raton Basin.

·
High Plains Pipeline. The FERC approved this project in March 2008 and construction began in April. The estimated total cost of this project is $216 million, with $108 million to be paid by CIG (of which our share will be approximately $11 million) and the estimated in-service date is December 2008.

·
Totem Gas Storage. The FERC approved this project in April 2008 and construction began in June.  The estimated total cost of this project is $154 million, with $77 million to be paid by CIG (of which our share will be approximately $8 million), and the estimated in-service date is July 2009.

·
Raton 2010. The Raton 2010 expansion project will consist of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is $146 million (of which our share will be approximately $15 million) with an estimated in-service date in the second quarter of 2010. The tentative FERC filing date for this project is January 2009.

    SNG. SNG expects to spend approximately $628 million (of which our share will be approximately $63 million) on contracted organic growth projects from 2008 through 2012. Of this amount, SNG anticipates spending $72 million (of which our share will be approximately $7 million) in 2008 on contracted expansion projects consisting of the following:

·	Cypress Phase II. In May 2008, the Cypress Phase II project was placed into service with a total cost of approximately $20 million (of which our share is approximately $2 million).

·
Cypress Phase III. The Cypress Phase III expansion project has an estimated cost of $86 million (of which our share will be approximately $9 million). A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have SNG build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date of January 2011.

·
South System III. The South System III expansion project will be completed in three phases. During the second quarter of 2008, SNG changed the scope of this project at the request of the customer which increased the total estimated cost to $352 million (of which our share will be approximately $35 million). SNG anticipates filing an application with the FERC during the fourth quarter of 2008 for certificate authorization to construct and operate these facilities. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

·
Southeast Supply Header. SNG owns an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy. The construction of this project is managed by Spectra and SNG’s share of the estimated cost for this project is $241 million (of which our share will be approximately $24 million). This project is expected to be completed in two phases. The FERC issued an order approving the first phase in September 2007. The estimated in-service dates are September 2008 for Phase I and June 2011 for Phase II.

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

    Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarters and six months ended June 30, 2008 compared with the same periods in 2007.

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except volumes)
Operating revenues	$34.6	$26.9	$68.3	$53.3
Operating expenses	(14.6)	(7.5)	(30.1)	(23.0)
Operating income	20.0	19.4	38.2	30.3
Earnings from unconsolidated affiliates	7.1	—	22.2	—
Other income, net	0.3	1.3	0.2	2.0
EBIT	27.4	20.7	60.6	32.3
Interest and debt expense	(4.4)	(1.6)	(10.0)	(3.1)
Net income	$23.0	$19.1	$50.6	$29.2

WIC throughput volumes (BBtu/d)(1)	2,503	1,964	2,461	2,015
____________

(1)  Throughput volumes included 166 BBtu/d and 229 BBtu/d transported by WIC on behalf of CIG for the quarters ended June 30, 2008 and 2007 and 172 BBtu/d and 230 BBtu/d for the six months ended June 30, 2008 and 2007.

    EBIT Analysis

	Quarter Ended June 30,				Six Months Ended June 30,
	Variance				Variance
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$7.8	$(2.8)	$(0.4)	$4.6	$14.3	$(5.4)	$(0.6)	$8.3
Operational gas and revaluations	—	(0.1)	—	(0.1)	—	3.5	—	3.5
Operating and general and administrative expenses	—	(5.0)	—	(5.0)	—	(5.1)	—	(5.1)
Earnings from unconsolidated affiliates	—	—	7.1	7.1	—	—	22.2	22.2
Other(1)	(0.1)	0.8	(0.6)	0.1	0.7	(0.1)	(1.2)	(0.6)
Total impact on EBIT	$7.7	$(7.1)	$6.1	$6.7	$15.0	$(7.1)	$20.4	$28.3
____________

(1)  Consists of individually insignificant items.

    Expansions. During 2008, our EBIT was positively impacted by the completion of the Kanda lateral and related compression and increased contracted capacity on the Piceance lateral.

    Operational gas and revaluations. During the first quarter of 2008, WIC benefited from increasing natural gas prices on its fuel and related gas balance items owed from shippers and other interconnecting pipelines. Conversely, during the first half of 2007, WIC experienced a loss due to rising natural gas prices on amounts it owed to shippers and other interconnecting pipelines for fuel and related gas balance items.  Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism that should reduce earnings volatility resulting from these items over time.

    Operating and general and administrative expenses. During the quarter and six months ended June 30, 2008, our EBIT was unfavorably impacted as compared to the same periods in 2007 as a result of higher third party transportation costs and higher general and administrative costs primarily as a result of being a publicly traded limited partnership. Additionally, second quarter 2007 benefited from an insurance recovery related to a litigation settlement.

    Earnings from Unconsolidated Affiliates. During the quarter and six months ended June 30, 2008, we recorded equity earnings of $1.9 million and $7.6 million from CIG and $5.2 million and $14.6 million from SNG. Our equity earnings from CIG and SNG were lower in the second quarter of 2008 compared to the first quarter of 2008 due primarily to favorable adjustments recorded in the first quarter. CIG recorded a favorable fuel cost and revenue tracker adjustment and SNG recorded a favorable settlement in the Calpine bankruptcy during the first quarter of 2008.

Interest and Debt Expense

    During 2008, our interest and debt expense relates primarily to amounts borrowed under our credit facility.  For the six months ended June 30, 2008, we had an average balance outstanding under our credit facility of approximately $485 million and an average interest rate of 3.8%.

    During 2007, our interest and debt expense relates to amounts borrowed under the El Paso cash management program. For the six months ended June 30, 2007, we had an average advance balance of approximately $120 million and an average short-term interest rate of 5.9%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

Cash Available for Distribution

    We use a non-GAAP financial measure “Cash Available For Distribution” to measure the amount of cash we can distribute to our unitholders.  We define Cash Available For Distribution as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, cash reserves, and other income and expenses, net, which primarily includes non-cash allowance for funds during construction and other non-cash items. Cash Available For Distribution does not reflect changes in working capital balances. Adjusted EBITDA is defined as net income plus depreciation and amortization expense, interest and debt expense, net of interest income and the partnership’s 10 percent share of distributions declared by CIG and SNG for the applicable period, less equity in earnings of CIG and SNG.

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

    The table below provides our calculation of Cash Available For Distribution for the six months ended  June 30, 2008.

Six Months Ended
June 30, 2008
(In millions)
Net income	$50.6
Add: Interest and debt expense	10.0
EBIT	60.6
Add:
Depreciation and amortization	12.9
Distributions declared by CIG and SNG	20.4
Less:
Equity earnings from CIG and SNG	(22.2)

Adjusted EBITDA	71.7

Less:
Cash interest expense, net	(10.1)
Maintenance capital expenditures	(1.0)
Other, net	(10.1)

Cash available for distribution	$50.5

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

    Our sources of liquidity currently include cash generated from our operations, quarterly cash distributions received from our equity investees (CIG and SNG) and available borrowing capacity under our $750 million credit facility. This facility  is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. Prior to our initial public offering, WIC had funding available through El Paso and its subsidiaries’ cash management program, which was repaid in connection with our formation. CIG and SNG, our investees, participate in El Paso’s cash management programs and are required to make quarterly distributions of their available cash to their partners including us.

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

    Overview of Cash Flows. Our cash flow activities for the six months ended June 30, 2008 and 2007 were as follows:
	Six Months Ended
	June 30,
	2008	2007
	(In millions)
Net cash provided by operating activities	$55.0	$38.1
Net cash used in investing activities	(59.1)	(46.4)
Net cash provided by financing activities	3.8	8.3

    Operating Activities. During the six months ended June 30, 2008, cash flow from operating activities was higher as compared to the same period in 2007 as a result of the impact of the Kanda lateral and related compression expansion project placed into service in January 2008 and increased contracted capacity on the Piceance lateral. In addition, we received cash distributions from CIG and SNG of $16.8 million.

    Working Capital. As of June 30, 2008, we had a working capital surplus of $0.2 million compared to a working capital deficiency of $26.4 million at December 31, 2007. The change in working capital at June 30, 2008, was due primarily to payments in 2008 of amounts previously accrued for the Kanda lateral expansion, which was funded by borrowings under our credit facility.

    Investing Activities. Our investing activities in each period relate primarily to expansions of our system. In both 2008 and 2007, these expenditures related primarily to the completion of our Kanda lateral and mainline compression expansion.

Capital Expenditures. Our cash capital expenditures for the six months ended June 30, 2008 and our estimates of capital expenditures for the remainder of 2008 are as follows:

	Six Months Ended June 30, 2008	Remaining 2008	Total
	(In millions)
Maintenance	$1.0	$0.9	$1.9
Expansion	57.7	17.6	75.3
Total	$58.7	$18.5	$77.2

    Our expected remaining 2008 expansion capital expenditures of $17.6 million include costs for our Medicine Bow and Piceance lateral expansions. We are also evaluating additional projects. We also expect to spend between approximately $2 million and $3 million in each of the next three years beginning in 2008 for maintenance capital expenditures. While we expect to fund these maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility, debt and/or equity offerings or a combination thereof.

    Financing Activities. Net cash provided by financing activities related primarily to additional borrowings under our credit facility of $40 million offset by distributions to unitholders of $36 million. We have $495 million outstanding under our credit facility as of June 30, 2008. These borrowings have an interest rate of LIBOR plus 0.525 percent based on our leverage. We also pay an annual commitment fee of 0.125 percent. At June 30, 2008, our all-in borrowing rate was 3.1 percent.

    Cash Distributions to Unitholders. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our unitholders. During the first six months of 2008, we paid $36 million to our unitholders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This information updates, and you should read it in conjunction with, information disclosed in our 2007 Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

    There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    As of June 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, the CEO and CFO of our general partner concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2008.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2008.

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

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: August 8, 2008		/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ John R. Sult
John R. Sult
Senior Vice President, Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX

Each exhibit identified below is filed as part of this Report.  Exhibits filed with this Report are designated by "*".  All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description
4.A	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on July 28, 2008).
*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.