Form 10-Q
period 2008-09-30
El Paso Pipeline Partners, L.P.
filed 2008-11-10
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-33825

El Paso Pipeline Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	26-0789784
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

El Paso Building
1001 Louisiana Street
Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

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

There were 84,957,822 Common Units, 27,727,411 Subordinated Units and 2,299,526 General Partner Units outstanding as of November 4, 2008.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$34.7	$27.6	$103.0	$80.9
Operating expenses
Operation and maintenance	9.4	4.7	24.6	18.3
Depreciation and amortization	6.7	4.2	19.6	11.8
Taxes, other than income taxes	1.1	1.0	3.1	2.8
	17.2	9.9	47.3	32.9
Operating income	17.5	17.7	55.7	48.0
Earnings from unconsolidated affiliates	7.0	—	29.2	—
Other income, net	0.7	2.1	0.9	4.1
Interest and debt expense	(4.4)	(2.4)	(14.4)	(5.5)
Net income	$20.8	$17.4	$71.4	$46.6

Net income per limited partner unit — Basic and Diluted:
Common units	$0.29		$0.86
Subordinated units	$0.14		$0.75

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$4.6	$4.6
Accounts and notes receivable
Customer, net of allowance of $0.6 in 2008 and $0.7 in 2007	14.4	11.6
Affiliates	31.0	0.8
Regulatory assets	8.4	—
Other	3.3	4.6
Total current assets	61.7	21.6
Property, plant and equipment, at cost	857.3	805.6
Less accumulated depreciation and amortization	212.4	193.4
Total property, plant and equipment, net	644.9	612.2
Other assets
Investment in unconsolidated affiliates	707.5	258.5
Regulatory assets	8.4	9.0
Other	1.9	1.2
	717.8	268.7
Total assets	$1,424.4	$902.5

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$2.9	$2.2
Affiliates	2.1	3.8
Other	7.7	32.1
Regulatory liabilities	—	4.9
Other	7.6	5.0
Total current liabilities	20.3	48.0
Long-term financing obligations, including capital lease obligation	778.1	462.9
Other liabilities	0.2	0.3
Commitments and contingencies (Note 5)
Partners’ capital
Common units (issued 84,957,822 units in 2008 and 57,187,786 in 2007)	$1,058.4	$831.8
Subordinated units (issued 27,727,411 units in 2008 and 2007)	287.3	284.1
General partner units (issued 2,299,526 units in 2008 and 1,732,963 in 2007)	(719.9)	(724.6)
Total partners’ capital	625.8	391.3
Total liabilities and partners’ capital	$1,424.4	$902.5

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net income	$71.4	$46.6
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	19.6	11.8
Earnings from unconsolidated affiliates, adjusted for cash distributions	(5.3)	—
Other non-cash income items	(1.3)	(2.6)
Asset and liability changes	(14.1)	2.1
Net cash provided by operating activities	70.3	57.9

Cash flows from investing activities
Capital expenditures	(73.8)	(98.0)
Net cash paid to acquire additional equity interests	(254.3)	—
Other	0.1	—
Net cash used in investing activities	(328.0)	(98.0)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	174.0	—
Net proceeds from borrowings under credit facility	130.6	—
Net proceeds from issuance of common units	15.0	—
Payments to retire long-term debt, including capital lease obligations	(0.3)	(0.3)
Distributions	(61.6)	—
Net change in notes payable to affiliate	—	41.0
Net cash provided by financing activities	257.7	40.7

Net change in cash and cash equivalents	—	0.6
Cash and cash equivalents
Beginning of period	4.6	(0.6)
End of period	$4.6	$—

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2008, and for the quarters and nine months ended September 30, 2008 and 2007, are unaudited. We derived the consolidated balance sheet as of December 31, 2007, from the audited balance sheet filed in our 2007 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

On September 30, 2008, we acquired from El Paso Corporation (El Paso), an additional 30 percent interest in Colorado Interstate Gas Company (CIG) and an additional 15 percent interest in Southern Natural Gas Company (SNG). The acquisition increased our interest in CIG to 40 percent and our interest in SNG to 25 percent. El Paso operates these systems and owns the remaining general partner interests in CIG and SNG. For a further discussion of this acquisition, see Note 2.

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

2. Contribution of Assets and Acquisition

Initial Contribution of Assets (IPO). In conjunction with our initial public offering of common units in November 2007, El Paso contributed to us, at their historical cost, 10 percent general partner interests in CIG and SNG. We began recording our proportionate share of CIG’s and SNG’s operating results as earnings from unconsolidated affiliates from the date of El Paso’s contribution of these interests to us.

Acquisition of Additional Interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent interest in CIG and an additional 15 percent interest in SNG from El Paso for $736 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10 million note payable and $254 million of cash. We financed the $254 million cash payment through the issuance of $175 million of private placement debt, $65 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15 million.

Since the transaction was between entities under common control, we recorded these additional interests in CIG and SNG at their historical cost of $474 million and the difference between historical cost and the cash and note payable consideration paid to El Paso as an increase to partners’ capital. We accounted for these transactions prospectively beginning with the date of acquisition and will continue to utilize the equity method of accounting for our total investments in CIG and SNG. With the issuance of the additional units, El Paso retained its two percent general partnership interest in us, and increased its limited partner interest in us from 65 percent to 72 percent.

Our proportionate share of the operating results of CIG and SNG has been reflected as earnings from unconsolidated affiliates in our financial statements since the date the respective interests were contributed to us. The following summary unaudited pro forma financial information for the quarter and nine months ended September 30, 2008 and 2007, reflects our historical revenues, net income and net income per unit on a pro forma basis assuming the initial contribution of 10 percent interests in CIG and SNG, the subsequent acquisition of a 30 percent interest in CIG and a 15 percent interest in SNG, and directly related conveyance and financing transactions occurred effective January 1, 2007. This summary unaudited pro forma financial information does not include entities and operations that were part of CIG and SNG prior to the contribution of these interests to us. For purposes of pro forma earnings per unit, 84,949,397 common units and 27,727,411 subordinated units were assumed to have been outstanding since January 1, 2007. Additionally, the pro forma net income per unit calculations were performed without regard to arrearages of distributions. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the contributions and acquisitions been made on January 1, 2007, nor are they necessarily indicative of future operating results.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007
			2008	2007
	(In millions, except per unit amounts)
	(Unaudited)
Revenues	$34.7	$27.6	$103.0	$80.9
Net Income	29.5	30.7	113.5	94.5
Net income per limited partner unit — Basic and Diluted
Common units	0.29	0.29	0.99	0.86
Subordinated units	0.16	0.20	0.99	0.70

3. Earnings Per Unit and Cash Distributions

Earnings per unit. We calculate net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128. Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed.  Earnings per limited partner unit are computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income to the general partner based upon the general partner’s ownership interest. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of September 30, 2008, we had 8,425 restricted units outstanding, a portion of which were dilutive for the quarter and nine months ended September 30, 2008.

Below is the allocation of net income, limited partners’ interests in net income, and net income per limited partner unit, based on the number of basic and diluted limited partner units outstanding for the quarter and nine months ended September 30, 2008. Earnings per unit is not presented for 2007 based on the date of our initial public offering in November 2007. See Note 2 for the 2007 pro forma earnings per unit calculations.

	Quarter Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in millions)
Allocation of Net Income
Net income	$20.8	$71.4
Less: general partner’s interest in net income	0.4	1.4
Limited partners’ interest in net income	$20.4	$70.0

Calculation of Limited Partners’ Interest in Net Income
Net income allocable to common units	$16.4	$49.3
Net income allocable to subordinated units	4.0	20.7
Limited partners’ interest in net income	$20.4	$70.0

Net income per limited partner unit — Basic and Diluted:
Common units	$0.29	$0.86
Subordinated units	$0.14	$0.75

Weighted average limited partner units outstanding – Basic:
Common units	57,187,786	57,187,786
Subordinated units	27,727,411	27,727,411

Weighted average limited partner units outstanding – Diluted:
Common units	57,189,816	57,188,524
Subordinated units	27,727,411	27,727,411

Subordinated units and incentive distribution rights. All of our subordinated units and incentive distribution rights are held by a wholly owned subsidiary of El Paso and are further described in our 2007 Annual Report on Form 10-K.

Cash Distributions to Unitholders. The table below shows the distributions declared to our common and subordinated unitholders:

Total Quarterly
Quarter Ended	Distribution per Unit
December 31, 2007 (1)	0.12813
March 31, 2008	0.28750
June 30, 2008	0.29500
September 30, 2008	0.30000
____________

(1)	The December 31, 2007 distribution of $0.12813 per unit was prorated for the period beginning with the closing of our initial public offering through December 31, 2007.

The distribution for the quarter ended September 30, 2008 will be paid on all outstanding common and subordinated units (including those issued on September 30, 2008 as described in Note 2) on November 14, 2008 to unitholders of record at the close of business on October 31, 2008.

4. Long-Term Financing Obligations

Our long-term financing obligations are as follows:

	September 30,	December 31,
	2008	2007
	(in millions)

Revolving credit facility, variable due 2012	$585.6	$455.0
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	—
Notes, variable due 2012, LIBOR plus 3.5%	35.0	—
Notes, 7.76%, due 2011	37.0	—
Notes, 7.93%, due 2012	15.0	—
Notes, 8.00%, due 2013	88.0	—
Capital lease obligation, net of current maturities	7.5	7.9
Total long-term financing obligations, including capital lease obligation	$778.1	$462.9

Credit Facility.  During 2008, we borrowed an additional $130.6 million under our credit facility, including $65 million borrowed as partial funding for the acquisition of additional interests in CIG and SNG discussed in Note 2. These borrowings have an interest rate of LIBOR plus 0.425 percent based on our leverage. We also pay utilization and commitment fees of 0.225 percent. At September 30, 2008, our all-in borrowing rate was 3.6 percent. For a further discussion of our credit facility, see our 2007 Annual Report on Form 10-K.

Other Debt Obligations.  In September 2008 we issued $175 million of debt and issued a note payable of $10 million to El Paso as partial funding for the acquisition of additional interests in CIG and SNG as discussed in Note 2. Our restrictive covenants under these debt obligations are substantially the same as the restrictive covenants under our existing revolving credit facility, with the exception of the requirement to maintain an interest coverage ratio (consolidated EBITDA (as defined in the Note Purchase Agreement) to interest expense) of greater than or equal to 1.50 to 1.00 for any four consecutive fiscal quarters. For a further discussion of our restrictive covenants under our revolving credit facility, see our 2007 Annual Report on Form 10-K.

5. Commitments and Contingencies

Legal Proceedings

     Wyoming Interstate Company, Ltd. (WIC) Line 124A Rupture. On November 11, 2006, a bulldozer driver ran into and ruptured WIC’s Line 124A near Cheyenne, Wyoming resulting in an explosion and fire, and the subsequent death of the driver. The driver was working for a construction company hired by Rockies Express Pipeline, LLC to construct its new pipeline in a corridor substantially parallel to WIC’s Line 124A. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an investigation into the incident, with which we fully cooperated. In March 2008, we received from PHMSA a Notice of Probable Violation with a proposed fine of $3.4 million. In October 2008, a hearing was held at which we contested the proposed fine. After we have completed the preparation of post-hearing briefs related to this matter, PHMSA will consider the matter and issue a final order.

     In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2008, we accrued approximately $1.2 million for our outstanding legal matters.

Regulatory Matters

     Fuel Recovery Mechanism. Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of certain imbalance revaluations and related gas balance items.

     Greenhouse Gas Emissions.  Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions are in various phases of discussion or implementation.  Various federal legislative proposals have been made over the last several years. The Environmental Protection Agency (EPA) is considering a rulemaking regarding potential regulation of GHG emissions from stationary and mobile sources under the Clean Air Act. Legislation and regulation are also in various stages of proposal, enactment, and implementation in many states throughout the United States. If enacted as proposed, the federal and state legislative and regulatory proposals would impact our operations and financial results. However, until enacted, it is not possible to determine the exact impact that these future measures might have on our operations and financial results. Additionally, various governmental entities and environmental groups have filed lawsuits seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other suits may result in decisions by state courts, federal agencies, and other governing bodies that could impact our operations and ability to obtain certifications and permits to construct future projects.

6. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

On September 30, 2008, we acquired an additional 30 percent interest in CIG and an additional 15 percent interest in SNG from El Paso, as further discussed in Note 2. The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of these investments.

	Investment		Earnings from Unconsolidated Affiliates
	September 30, 2008	December 31, 2007	Quarter Ended	Nine Months Ended
Net Investment and Earnings			September 30, 2008	September 30, 2008
	(In millions)		(In millions)
CIG	$314.3	$104.3	$2.5	$10.1
SNG	393.2	154.2	4.5	19.1
Total	$707.5	$258.5	$7.0	$29.2

	Quarter Ended	Nine Months Ended
Summarized Financial Information	September 30, 2008	September 30, 2008
	(In millions)
Operating results data:
Operating revenues	$19.3	$64.5
Operating expenses	11.3	32.7
Income from continuing operations and net income	7.0	29.2

     We received cash distributions from CIG and SNG of $2.3 million and $4.8 million during the quarter ended September 30, 2008 and $8.0 million and $15.9 million during the nine months ended September 30, 2008. We also received a non-cash distribution of $30 million from CIG prior to the acquisition of additional CIG and SNG interests in September 2008, which we received in the form of a note receivable from El Paso, which is further discussed in Note Receivable and Payable with Affiliates below. In October 2008, we received distributions from CIG and SNG of $11.1 million and $10.2 million.

Transactions with Affiliates

Affiliate Revenues and Expenses. We provide natural gas transportation services to affiliates under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates.

We lease a compressor station from CIG’s affiliate, WYCO Development LLC (WYCO).

CIG allocates a portion of its costs to us which include a portion of El Paso’s general and administrative expenses. It also includes allocated payroll and other expenses for El Paso’s subsidiaries, El Paso Natural Gas Company (EPNG) and Tennessee Gas Pipeline Company (TGP). These expenses are primarily related to field operations management, legal, financial, tax, consultative, administrative and other services, including employee benefits, annual incentive bonuses, and insurance. The allocation is based on reasonable contractual levels for the services provided. The table below shows our affiliate revenues and expenses for the quarters and nine months ended September 30, 2008 compared with the same periods in 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007
			2008	2007
	(In millions)
Revenues from affiliates	$2.8	$2.3	$8.4	$6.8
WYCO lease expense	0.4	0.4	1.1	1.1
Operation and maintenance expenses from affiliates	3.8	3.1	10.9	9.2

Cash Management Program. In 2007, WIC participated in El Paso’s cash management program. For the nine months ended September 30, 2007, we had an average advance balance of approximately $124 million and an average short-term interest rate of 6.1%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

Note Receivable and Payable with Affiliates. Prior to the acquisition of additional ownership interests in CIG and SNG, on September 30, 2008, we received a non-cash distribution of $30 million from CIG in the form of a note receivable from El Paso. This note is due upon demand and was classified as current on our balance sheet. The interest rate on this variable rate note was 3.7% at September 30, 2008. As partial funding for the acquisition, we also issued a note payable to El Paso of $10 million. For a further discussion of the note payable, see Note 2.

Other Affiliate Balances. As of September 30, 2008 and December 31, 2007, we had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $2.1 million and $3.8 million.

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

Effective September 30, 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG, as further discussed in Item 1, Financial Statements, Note 2. We accounted for these transactions prospectively beginning on September 30, 2008.

   Update of Growth Projects. We intend to grow our business through organic and greenfield expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. In January 2008, we placed the WIC Kanda lateral and related compression project in service. During 2008, we spent approximately $39 million to complete this expansion project at a total completion cost of approximately $195 million. As of September 30, 2008, WIC, CIG and SNG have significant expansion projects in progress as described below:

     WIC. WIC expects to spend approximately $167 million on additional contracted organic growth projects, primarily the Medicine Bow, Piceance Lateral Expansion and WIC expansion projects, from 2008 through 2012. Of this amount, approximately $35 million has been spent through September 30, 2008.

•
Medicine Bow. We estimate the total project cost will be approximately $39 million. The FERC approved this project in October 2007 and it was placed in service in October 2008. WIC filed with the FERC in September 2008 to further expand this project by updating new compression equipment resulting in 55 MDth/d of additional capacity. The anticipated additional capital cost of this new compression equipment is less than $5 million.

•
Piceance Lateral Expansion. We estimate the total cost of the project will be approximately $62 million. We filed for FERC approval in May 2008 and expect to place this project in service in the fourth quarter of 2009.

•
WIC Expansion. We estimate the total cost of this project, which requires FERC approval, will be approximately $71 million. Due to increased shipper commitments, WIC recently expanded the scope of this project to add a second compressor unit on the Kanda Lateral, which increased its capital cost from $55 million to $71 million. WIC will add a 12,400 horsepower compressor station on the Kanda Lateral which will increase the Kanda Lateral capacity to 595 MDth/d. The anticipated in-service date for this portion of the project is November 2010. WIC also plans to install three miles of pipeline and reconfigure one compressor at its Wamsutter station which will provide 155 MDth/d natural gas deliveries from the WIC Mainline into Overthrust Pipeline and onto the Opal Hub and El Paso Corporation’s Ruby Pipeline. The anticipated in-service date for this portion of the project is March 2011.

    CIG. CIG expects to spend approximately $306 million on contracted organic growth projects from 2008 through 2012. Of this amount, CIG has spent $79 million through September 30, 2008. Our share of CIG’s future expected capital expenditures is approximately $91 million.  These expenditures will be primarily on three projects including two joint investment projects, High Plains Pipeline and Totem Gas Storage, through its 50 percent ownership in WYCO as well as a project to increase transportation capacity from the Raton Basin.

•
High Plains Pipeline. The FERC approved this project in March 2008 and construction began in April. The estimated total cost of this project is $216 million, with $108 million to be paid by CIG. The estimated in-service date is November 2008.

•
Totem Gas Storage. The FERC approved this project in April 2008 and construction began in June.  The estimated total cost of this project is $154 million, with $77 million to be paid by CIG. The estimated in-service date is July 2009.

•
Raton 2010. The Raton 2010 expansion project will consist of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is $146 million. The estimated in-service date is the second quarter of 2010. The tentative FERC filing date for this project is January 2009.

     SNG. SNG expects to spend approximately $628 million on contracted organic growth projects from 2008 through 2012,  Of this amount, SNG has spent $66 million through September 30, 2008. Our share of SNG’s future capital expenditures is approximately $140 million. These expenditures are primarily related to the Cypress Phase III project, the South System III project and the Southeast Supply Header project.

•	Cypress Phase II. In May 2008, the Cypress Phase II project was placed into service with a total cost of approximately $20 million.

•
Cypress Phase III. The Cypress Phase III expansion project has an estimated cost of $86 million. A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have SNG build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date in the first half of 2011.

•
South System III. The South System III expansion project will be completed in three phases. During the second quarter of 2008, SNG changed the scope of this project at the request of the customer which increased the total estimated cost to $352 million. SNG anticipates filing an application with the FERC during the fourth quarter of 2008 for certificate authorization to construct and operate these facilities. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•
Southeast Supply Header. SNG owns an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy. The construction of this project is managed by Spectra and SNG’s share of the estimated cost for this project is $241 million. This project is expected to be completed in two phases. Phase I of the project was placed in service in September 2008. Phase II is anticipated to be placed in service in June 2011.

     For a further discussion of our various regulatory, development and operational risks, see our 2007 Annual Report on Form 10-K.

     CIG and SNG will fund their expansion capital needs with amounts repaid from their notes receivable under the cash management program with El Paso together with capital contributions from their partners, including us. We do not anticipate making any capital contributions to CIG and SNG for the remainder of 2008. For a further discussion of the capital requirements of our unconsolidated affiliates, see Liquidity and Capital Resources below.

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

Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarters and nine months ended September 30, 2008 compared with the same periods in 2007.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions, except volumes)
Operating revenues	$34.7	$27.6	$103.0	$80.9
Operating expenses	(17.2)	(9.9)	(47.3)	(32.9)
Operating income	17.5	17.7	55.7	48.0
Earnings from unconsolidated affiliates	7.0	—	29.2	—
Other income, net	0.7	2.1	0.9	4.1
EBIT	25.2	19.8	85.8	52.1
Interest and debt expense	(4.4)	(2.4)	(14.4)	(5.5)
Net income	$20.8	$17.4	$71.4	$46.6

WIC throughput volumes (BBtu/d)(1)	2,528	2,050	2,483	2,027
____________

(1)
Throughput volumes include 140 BBtu/d and 256 BBtu/d transported by WIC on behalf of CIG for the quarters ended September 30, 2008 and 2007 and 161 BBtu/d and 239 BBtu/d for the nine months ended September 30, 2008 and 2007.

    EBIT Analysis

	Quarter Ended September 30,				Nine Months Ended September 30,
	Variance				Variance
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$6.0	$(2.7)	$(0.7)	$2.6	$20.3	$(8.1)	$(0.5)	$11.7
Operational gas and revaluations	—	—	—	—	—	3.5	—	3.5
Operating and general and administrative expenses	—	(4.3)	—	(4.3)	—	(9.4)	—	(9.4)
Earnings from unconsolidated affiliates	—	—	7.0	7.0	—	—	29.2	29.2
Other(1)	1.1	(0.3)	(0.7)	0.1	1.8	(0.4)	(2.7)	(1.3)
Total impact on EBIT	$7.1	$(7.3)	$5.6	$5.4	$22.1	$(14.4)	$26.0	$33.7
____________

(1)	Consists of individually insignificant items.

    Expansions. During 2008, our EBIT was positively impacted by the completion of the Kanda lateral and related compression and increased contracted capacity on the Piceance lateral.

    Operational Gas and Revaluations. During the first quarter of 2008, WIC benefited from increasing natural gas prices on its fuel and related gas balance items owed from shippers and other interconnecting pipelines. Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism, which is designed to reduce earnings volatility resulting from these items over time. During the first nine months of 2007, WIC experienced a loss due to rising natural gas prices on amounts it owed to shippers and other interconnecting pipelines for fuel and related gas balance items, as described in Item 1, Financial Statements, Note 5.

Operating and General and Administrative Expenses. During the quarter and nine months ended September 30, 2008, our EBIT was unfavorably impacted as compared to the same periods in 2007 as a result of increased third party transportation capacity and related costs and higher general and administrative costs for the transaction fees associated with the acquisition of additional interests in SNG and CIG and as a result of being a publicly traded limited partnership.

Earnings from Unconsolidated Affiliates. During the quarter and nine months ended September 30, 2008, we recorded equity earnings of $2.5 million and $10.1 million from CIG and $4.5 million and $19.1 million from SNG.

Interest and Debt Expense

During 2008, our interest and debt expense relates primarily to amounts borrowed under our credit facility.  For the nine months ended September 30, 2008, we had an average balance outstanding under our credit facility of approximately $494 million and an average interest rate of 3.6%.

During 2007, our interest and debt expense relates to amounts borrowed under the El Paso cash management program. For the nine months ended September 30, 2007, we had an average advance balance of approximately $124 million and an average short-term interest rate of 6.1%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

 Distributable Cash Flow

We use a non-GAAP financial measure “Distributable Cash Flow” to measure the amount of cash we can distribute to our unitholders.  We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, and other income and expenses, net, which primarily includes a non-cash allowance for equity funds during construction (“AFUDC equity”) and other non-cash items. Adjusted EBITDA is defined as net income plus depreciation and amortization expense, interest and debt expense, net of interest income and the partnership’s share of distributions declared by CIG and SNG for the applicable period, less equity in earnings of CIG and SNG.

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

 Distributable Cash Flow should not be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. Distributable Cash Flow excludes some, but not all, items that affect net income and operating income and this measure may vary among other companies. Therefore, Distributable Cash Flow as presented may not be comparable to a similarly titled measure of other companies. Furthermore, while Distributable Cash Flow is a measure we use to assess our ability to make distributions to our unitholders, it should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

The table below provides our calculation of Distributable Cash Flow for the nine months ended September 30, 2008.

Nine Months Ended
September 30, 2008
(In millions)

Net income	$71.4
Add: Interest and debt expense	14.4
EBIT	85.8
Add:
Depreciation and amortization	19.6
Distributions declared by CIG and SNG	41.7
Less:
Equity earnings from CIG and SNG	(29.2)

Adjusted EBITDA	117.9

Less:
Cash interest expense, net	(14.4)
Maintenance capital expenditures	(2.0)
Other, net (1)	(8.0)

Distributable Cash Flow	$93.5
____________

(1)	Includes certain non-cash items such as AFUDC equity and fuel tracker adjustments.

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

Our sources of liquidity currently include cash generated from our operations, quarterly cash distributions received from our equity investees (CIG and SNG), our $30 million note receivable from El Paso and available borrowing capacity under our $750 million credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions. As of September 30, 2008, our remaining availability under the credit facility is approximately $150 million. As part of our determination of available capacity under our credit agreements, we completed an assessment of the available lenders under the credit facility. Based on our assessment, we have determined the potential exposure to a loss of available capacity to be approximately $15 million. This assessment is based upon the fact that one of our lenders has failed to fund previous requests under this facility and has filed for bankruptcy. Based on this assessment as of September 30, 2008, our available capacity noted above was reduced to reflect the potential exposure to a loss of available capacity of approximately $15 million assuming this lender continues to fail to fund the facility.

Current global financial markets are extremely volatile.  The U.S. and foreign governments have recently enacted emergency financial packages that are designed to restore confidence and liquidity in the global financial credit markets.  However, it is uncertain whether such measures will be successful and, if successful, when the positive effects will be achieved in the financial markets.  Based on the liquidity available to us under our existing committed revolving credit facility, we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs. Prolonged restricted access to the financial markets could however impact our ability to grow our distributable cash flow through acquisitions. For a more detailed discussion of our operations including risk factors related to our ability to access the financial markets, refer to our 2007 Annual Report on Form 10-K.

We believe that cash flow from operating activities, including the cash distributions received from CIG and SNG, availability under our credit facility and our note receivable from El Paso will be adequate to meet our operating needs, our cash distribution requirements to our partners and our planned expansion opportunities.

CIG and SNG, our investees, participate in El Paso’s cash management program and are required to make quarterly distributions of their available cash to their partners including us.  For 2008, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso to fund their capital investment needs.  Prior to our initial public offering, WIC had funding available through El Paso and its subsidiaries’ cash management program, which was repaid in connection with our formation.

Overview of Cash Flows. Our cash flow activities for the nine months ended September 30, 2008 and 2007 were as follows:
	Nine Months Ended
	September 30,
	2008	2007
	(In millions)
Net cash provided by operating activities	$70.3	$57.9
Net cash used in investing activities	(328.0)	(98.0)
Net cash provided by financing activities	257.7	40.7

Operating Activities. During the nine months ended September 30, 2008, cash flow from operating activities was higher as compared to the same period in 2007 as a result of the impact of the Kanda lateral and related compression expansion project placed into service in January 2008 and increased contracted capacity on the Piceance lateral. In addition, we received cash distributions from CIG and SNG of $23.9 million.

Working Capital. As of September 30, 2008, we had a working capital surplus of $41.4 million compared to a working capital deficiency of $26.4 million at December 31, 2007. The change in working capital at September 30, 2008, was primarily related to a note receivable from El Paso distributed to us from CIG prior to our acquisition of additional interests in CIG and SNG, as well as payments in 2008 of amounts previously accrued for the Kanda lateral expansion, which was funded by borrowings under our credit facility. For a further discussion of our note receivable from El Paso, see Item 1, Financial Statements, Note 6.

Investing Activities. During the nine months ended September 30, 2008, cash flow used in investing activities was higher as compared to the same period in 2007 as a result of $254.3 million paid to El Paso in conjunction with our acquisition of additional interests in CIG and SNG. Our remaining investing activities in 2008 relate primarily to the completion of our Kanda lateral and mainline compression expansion and to our Medicine Bow compression expansion.

Capital Expenditures. Our cash capital expenditures for the nine months ended September 30, 2008 and our estimates of capital expenditures for the remainder of 2008 are as follows:

	Nine Months Ended September 30, 2008	Remaining 2008	Total
	(In millions)
Maintenance	$2.0	$0.4	$2.4
Expansion	71.8	4.9	76.7
Total	$73.8	$5.3	$79.1

Our expected remaining 2008 expansion capital expenditures of $4.9 million include costs to complete our Medicine Bow expansion and for our Piceance lateral expansion. We also expect to spend between approximately $2 million and $3 million in each of the next three years beginning in 2009 for maintenance capital expenditures. While we expect to fund these maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility, repayment of our note receivable from El Paso, debt and/or equity offerings or a combination thereof. As discussed above, we do not anticipate having a need to directly access the financial markets in 2009 to fund our expansion capital needs.

Financing Activities. Net cash provided by financing activities increased during the first nine months of 2008 due to additional borrowings of $304.6 million, of which $240 million was used to partially fund our acquisition of additional interests in CIG and SNG. For a further discussion of our long-term financing obligations, see Item 1, Financial Statements, Note 4. In addition, we received proceeds of $15 million from the issuance of common units in conjunction with the acquisition of additional CIG and SNG interests.

     Cash Distributions to Unitholders. We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our unitholders. During the first nine months of 2008, we paid $61.6 million to our unitholders.

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

Many of our debt-related financial instruments are sensitive to changes in interest rates. Changes in interest rates affect the interest expense we incur on our variable rate borrowings. At September 30, 2008, we had borrowed $585.6 million due in 2012 under our revolving credit facility and $45 million due in 2012 under variable-rate notes payable, at effective interest rates of 3.6% and 7.26%. The fair value of our variable rate borrowings approximate their carrying value due to the market-based nature of their interest rates.

Changes in interest rates can also affect the fair value of our fixed rate borrowings. We have borrowed $140 million due in 2011 through 2013 as fixed rate notes payable with fixed interest rates ranging from 7.76% to 8.00%. As of September 30, 2008, the fair value of these borrowings approximate their carrying value as they were entered into on that date.

There are no other material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2007 Annual Report on Form 10-K.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the results of our evaluation, the CEO and CFO of our general partner concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2008.

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

Important factors, such as limited access to the capital markets, could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2007 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report, except as discussed in Part I, Item 1, Financial Statements, Note 5 under Regulatory Matters and in Liquidity and Capital Resources in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales of equity securities during the quarter ended September 30, 2008 has been disclosed previously in a Current Report on Form 8-K.

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

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: November 7, 2008		/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ John R. Sult
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
2.A
Contribution and Exchange Agreement, dated September 17, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, El Paso SNG Holding Company, L.L.C., Southern Natural Gas Company, EPPP SNG GP Holdings, L.L.C. and EPPP CIG GP Holdings, L.L.C.  (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 23, 2008).

10.A
Contribution, Conveyance and Assumption Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C.,     El Paso Noric Investments III, L.L.C., El Paso CNG Company, L.L.C., El Paso Pipeline Corporation,     El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., EPPP CIG GP Holdings, L.L.C., El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C., Colorado Interstate Gas Company, Southern Natural Gas Company and El Paso Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.B
Securities Purchase Agreement dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and NGPMR MLP Opportunity Fund Company, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.C
Securities Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.D
Registration Rights Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.E
Note Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., as guarantor, El Paso Pipeline Partners Operating Company, L.L.C., as issuer, and the insurance companies and financial institutions named therein as parties thereto (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.F
First Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed October 6, 2008).

10.G
First Amendment to the General Partnership Agreement of Southern Natural Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Southern Natural Gas Company Current Report on Form 8-K filed October 6, 2008).

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