Form 10-K
period 2008-12-31
El Paso Pipeline Partners, L.P.
filed 2009-03-02
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the common units representing limited partner interests held by non-affiliates of the registrant was approximately $594,262,500 on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the price of $20.67 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.
     There were 84,965,923 Common Units, 27,727,411 Subordinated Units and 2,299,526 General Partner Units outstanding as of February 23, 2009:
Documents Incorporated by Reference: None.

EL PASO PIPELINE PARTNERS, L.P.

     Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	LNG	= liquefied natural gas
BBtu	= billion British thermal units	MDth	= thousand dekatherm
Bcf	= billion cubic feet	MMcf	= million cubic feet
Dth	= dekatherm	MMcf/d	= million cubic feet per day
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

ITEM 1. BUSINESS
     Overview and Strategy
     We are a Delaware master limited partnership (MLP) formed in November 2007 by El Paso Corporation (El Paso) to own and operate natural gas transportation pipelines and storage assets. We conduct our business activities through various natural gas pipeline systems and storage facilities including the Wyoming Interstate Company, Ltd. (WIC) system, a 40 percent general partner interest in Colorado Interstate Gas Company (CIG) and a 25 percent general partner interest in Southern Natural Gas Company (SNG). In November 2007, we completed an initial public offering of our common units, issuing 28.8 million common units to the public. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, as well as 10 percent general partner interests in each of CIG and SNG. In September 2008, we acquired from El Paso an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG.
     WIC is an interstate pipeline transportation business primarily located in Wyoming, Utah and Colorado. CIG is an interstate pipeline transportation business that extends from production areas in the U.S. Rocky Mountain region to interconnection points on pipelines transporting gas to the Midwest, Southwest and northwest U.S. and to market areas in the Front Range of Colorado and Wyoming. SNG is an interstate pipeline transportation business that extends from production fields in the southern U.S. and the Gulf of Mexico to market areas across the Southeast.
     Our primary business objectives are to generate stable cash flows sufficient to make distributions to our unitholders and to grow our business through the construction, development and acquisition of additional energy infrastructure assets. We intend to increase our cash distributions over time by enhancing the value of our transportation and storage assets by:
•	Providing outstanding customer service;

•	Focusing on increasing utilization, efficiency and cost control in our operations;

•	Pursuing economically attractive organic and greenfield expansion opportunities;

•	Pursuing strategic asset acquisitions from third parties and El Paso to grow our business; and

•	Maintaining the integrity and ensuring the safety of our pipeline systems and other assets.

     Our interstate pipeline systems are also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation (DOT) and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements and we believe that our systems are in material compliance with the applicable regulations. For a further discussion of the potential impact of regulatory matters on us, including the timing of expected rate case filings on CIG and SNG, see Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Assets
     The table below and discussion that follows provide detail on our pipeline systems as of December 31, 2008:

	As of December 31, 2008
Transmission	Ownership	Miles of	Design	Storage	Average Throughput(1)
System	Interest	Pipeline	Capacity	Capacity	2008	2007	2006
	(Percent)		(MMcf/d)	(Bcf)		(BBtu/d)
WIC	100	800	3,105	—	2,543	2,071	1,914
CIG (2)	40	4,100	3,920	29	2,225	2,339	2,008
SNG (2)(3)	25	7,600	3,700	60	2,339	2,345	2,167

(1)	The WIC throughput includes 181 BBtu/d, 239 BBtu/d and 204 BBtu/d transported by WIC on behalf of CIG for the years ended December 31, 2008, 2007, and 2006.

(2)	Volumes reflected are 100 percent of the volumes transported on the CIG system and the SNG system, respectively.

(3)	SNG’s storage capacity includes the storage capacity associated with their 50 percent ownership interest in Bear Creek Storage Company, a joint venture with Tennessee Gas Pipeline Company (TGP), our affiliate.
     WIC. WIC is comprised of a mainline system that extends from western Wyoming to northeast Colorado (the Cheyenne Hub) and several lateral pipeline systems that extend from various interconnections along the WIC mainline into western Colorado and northeast Wyoming and into eastern Utah. WIC is one of the primary interstate natural gas transportation systems providing takeaway capacity from the mature Overthrust, Piceance, Uinta, Powder River and Green River Basins. CIG is the operator of the WIC system pursuant to a service agreement with WIC.
     CIG (40 percent interest). CIG is comprised of pipelines that deliver natural gas from production areas in the U.S. Rocky Mountains and the Anadarko Basin directly to customers in Colorado, Wyoming and indirectly to the midwest, southwest, California and Pacific northwest. CIG also has four storage facilities located in Colorado and Kansas with approximately 29 Bcf of underground working natural gas storage capacity and two natural gas processing plants located in Wyoming and Utah. CIG owns a 50 percent ownership interest in WYCO Development LLC (WYCO), a joint venture with an affiliate of Public Service Company of Colorado (PSCo), and effective November 2008, operates WYCO’s High Plains pipeline.
     SNG (25 percent interest). SNG is comprised of pipelines extending from natural gas supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. SNG is the principal natural gas transporter to southeastern markets in Alabama, Georgia and South Carolina. SNG owns interests in two storage facilities along the system with approximately 60 Bcf of underground working natural gas storage capacity. The SNG system is also connected to El Paso’s Elba Island LNG terminal near Savannah, Georgia.
     Each of WIC, CIG, and SNG have significant expansion projects in progress as of December 31, 2008 as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Markets and Competition
     WIC. Our WIC system competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers and its four largest customers are generally able to obtain a significant portion of their natural gas transportation requirements from other pipelines, including the Rockies Express Pipeline and CIG. In addition, WIC competes with CIG, third party pipelines and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain region. Natural gas delivered from the WIC system competes with alternative energy sources used to generate electricity, such as hydroelectric power, solar, wind, coal and fuel oil.
     WIC’s most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline owned by Rockies Express Pipeline, LLC. The Rockies Express Pipeline could result in significant downward pressure on natural gas transportation prices in the U.S. Rocky Mountain region. Since WIC’s mainline rates are among the lowest in the region, WIC anticipates that the downward pressure will not have a significant effect on its base east-flow business; however, the presence of the Rockies Express pipeline could affect adversely WIC’s ability to re-contract existing backhaul and seasonal transportation agreements.
     WIC and CIG are competitors for lateral expansions to various U.S. Rocky Mountain supply basins. Both WIC and CIG have supply laterals in the Piceance Basin, Powder River Basin and the Uinta Basin. Since the WIC mainline system and the Wyoming portion of the CIG system parallel each other, a supply lateral can effectively interconnect with either system. Additionally, for many years CIG has contracted for firm capacity on the WIC system to support CIG’s Wyoming area contract obligations and CIG uses its capacity on the WIC system as an operational loop of the CIG system. WIC and CIG may compete for the same business opportunities. Economic, market and other factors related to each individual opportunity will have a significant impact on the determination of whether WIC, CIG or another affiliate pursue such business opportunities and ultimately carry out expansion projects or acquisitions, but the decision will be at the sole discretion of El Paso.
     CIG. Competition for CIG’s on-system market consists of an intrastate pipeline, an interstate pipeline, local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market. CIG also competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Some of CIG’s largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. Also, CIG competes with WIC, third party pipelines and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain markets. Natural gas delivered from the CIG system competes with alternative energy sources used to generate electricity, such as hydroelectric power, coal, solar, wind and fuel oil.
     CIG’s most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline. The Rockies Express Pipeline could result in additional discounting on the CIG system.
     SNG. The southeastern market served by the SNG system is the fastest growing natural gas demand region in the U.S. Demand for deliveries from the SNG system is characterized by two peak delivery periods, the winter heating season and the summer cooling season.
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
     The following table details our customers and contracts for each of our pipeline systems as of December 31, 2008. Our firm customers reserve capacity on our pipeline system or storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Our interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.

WIC
Customer Information	Contract Information
Approximately 50 firm and interruptible customers.	Approximately 70 firm transportation contracts. Weighted average remaining contract term of approximately eight years.

Major Customers:
Williams Gas Marketing, Inc.
(84 BBtu/d)	Expires in 2010.
(822 BBtu/d)	Expire in 2013-2021.

Anadarko Petroleum Corporation
(8 BBtu/d)	Expires in 2009.
(28 BBtu/d)	Expires in 2010.
(100 BBtu/d)	Expires in 2011.
(1,014 BBtu/d)	Expire in 2013-2023.

CIG
Customer Information	Contract Information
Approximately 120 firm and interruptible customers.	Approximately 170 firm transportation contracts. Weighted average remaining contract term of approximately eight years.

Major Customers:
Public Service Company of Colorado
(5 BBtu/d)	Expires in 2009.
(1,764 BBtu/d)	Expire in 2012-2029.

Williams Gas Marketing, Inc.
(37 BBtu/d)	Expires in 2009.
(113 BBtu/d)	Expires in 2010.
(175 BBtu/d)	Expires in 2011.
(175 BBtu/d)	Expires in 2013.

Anadarko Petroleum Corporation
(11 BBtu/d)	Expires in 2009.
(80 BBtu/d)	Expires in 2010.
(24 BBtu/d)	Expires in 2011.
(164 BBtu/d)	Expire in 2012-2015.

SNG
Customer Information	Contract Information
Approximately 270 firm and interruptible customers.	Approximately 190 firm transportation contracts. Weighted average remaining contract term of approximately five years.

Major Customers:
Atlanta Gas Light Company(1)
(30 BBtu/d)	Expires in 2009.
(152 BBtu/d)	Expires in 2010.
(282 BBtu/d)	Expires in 2011.
(545 BBtu/d)	Expire in 2012-2015.

Southern Company Services
(28 BBtu/d)	Expires in 2010.
(390 BBtu/d)	Expire in 2017-2018.

Alabama Gas Corporation
(39 BBtu/d)	Expires in 2010.
(323 BBtu/d)	Expires in 2011.
(31 BBtu/d)	Expires in 2013.

SCANA Corporation
(8 BBtu/d)	Expires in 2009.
(161 BBtu/d)	Expires in 2010.
(146 BBtu/d)	Expire in 2017-2019.

(1)	Atlanta Gas Light Company is currently releasing a significant portion of its firm capacity to a subsidiary of SCANA Corporation under terms allowed by SNG’s tariff.
     We expect growth of the natural gas market will be adversely affected by the current economic recession in the U.S. and world economies. The decline in economic activity will reduce industrial demand for natural gas and electricity, which will cause lower natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas. The demand for gas and electricity in the residential and commercial segments of the market will likely be less affected by the economy. The lower demand and the credit restrictions on investments in the current economic environment may also likely slow development of supply projects. While WIC’s, CIG’s and SNG’s pipelines could experience some level of reduced throughput and revenues, or slower development of future expansion projects as a result of these factors, each of these pipelines generates a significant (greater than 80 percent) portion of its revenues through fixed monthly reservation or demand charges on long-term contracts at rates stipulated under its tariffs. Additionally, on CIG and WIC, we do not expect production in the U.S. Rocky Mountain region to significantly decrease from current levels due to the need to replace diminishing exports from Canada and declining production from traditional domestic sources.

Regulatory Environment
     Our interstate natural gas transmission systems transport and store natural gas for local distribution companies (LDCs), other natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. Our systems do not take title to the natural gas transported or stored for our customers, which mitigates our direct commodity price risk. The rates our systems charge are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. The FERC approves tariffs that establish rates, cost recovery mechanisms, and other terms and conditions of services to our customers. The FERC’s authority also extends to:
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
Our Relationship with El Paso Corporation
     El Paso is an energy company founded in 1928 in El Paso, Texas that primarily operates in the regulated natural gas transportation sector and the exploration and production sector of the energy industry. El Paso owns our two percent general partner interest, all of our incentive distribution rights, a 72 percent limited partner interest in us including both common and subordinated units and the remaining 60 percent general partner interest in CIG and 75 percent general partner interest in SNG not owned by us. We have an omnibus agreement with El Paso and our general partner that governs our relationship with them regarding the provision of specified services to us, as well as certain reimbursement and indemnification matters.
     As a substantial owner in us, El Paso is motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its natural gas transportation, storage and other energy infrastructure businesses. In September 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso. Although we expect to have the opportunity to make additional acquisitions directly from El Paso in the future, El Paso is under no obligation to make acquisition opportunities available to us.
Environmental
     A description of our environmental activities is included in Part II, Item 8 Financial Statements and Supplementary Data, Note 6.
Employees
     We do not have employees. We are managed and operated by the directors and officers of our general partner, El Paso Pipeline GP Company, L.L.C., a subsidiary of El Paso. Additionally, WIC is operated by CIG, and SNG and CIG are operated by El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit, for direct expenses incurred by El Paso on our behalf and for expenses allocated to us as a result of us being a public entity. A further discussion of our affiliate transactions is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8.
Available Information
     Our website is http://www.eppipelinepartners.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after these reports are filed with the Securities and Exchange Commission (SEC). Information about each of our Board members, as well as each of our Board’s standing committee charters, our Corporate Governance Guidelines and our Code of Business Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.

ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     This report contains forward-looking statements that are based on assumptions or beliefs that we believe to be reasonable; however assumed facts almost always vary from the actual results, and differences between assumed facts and actual results can be material, depending upon the circumstances. Where, based on assumptions, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur, be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
     The results of operations of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volumes of natural gas we are able to transport and store depends on the actions of third parties, including our customers and is beyond our control. Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput or to remarket unsubscribed capacity:
•	service area competition;

•	price competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	weather conditions that impact natural gas throughput and storage levels;

•	weather fluctuations or warming and cooling trends that may impact demand in the markets in which we do business, including trends potentially attributable to climate change;

•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other natural gas sources such as LNG;

•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below) and increases in prices;

•	legislative, regulatory or judicial actions, such as mandatory greenhouse gas (GHG) regulations and/or legislation that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear, power wind and solar energy or (iii) changes in the demand for lower carbon intensive energy sources;

•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets; and

•	unfavorable movements in natural gas prices in supply and demand areas.
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at our current quarterly distribution.
     We may not have sufficient available cash each quarter to continue to pay quarterly distributions at our current quarterly distribution rate of $0.32 per unit, or $1.28 per unit per year. Under this circumstance, we may be required to borrow under our $750 million revolving credit facility to pay the annualized quarterly distribution. As of December 31, 2008, $585 million has been borrowed under this facility. Under our cash distribution policy, the amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations and not on reported net earnings for financial accounting purposes. Our cash flows will fluctuate based on, among other things:
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

We own minority interests in two of our three primary assets, with the remaining interest in each of those assets owned by El Paso or its other subsidiaries. As a result, we will be unable to control the amount of cash we will receive from those operations and we could be required to contribute significant cash to fund our share of their operations, including capital expenditures. If we fail to make these contributions, we will be subject to specified penalties.
     Our inability to control the operations of each of CIG, SNG and their respective subsidiaries and unconsolidated affiliates may mean that we do not receive the amount of cash we expect to be distributed to us. We expect our interests in CIG and SNG in the aggregate to generate in excess of 50 percent of the cash we distribute in 2009 and, accordingly, our performance is substantially dependent on CIG’s and SNG’s distributions to us. Since we only have a 40 percent interest in CIG and a 25 percent interest in SNG, we are unable to control ongoing operational and investment decisions at these entities, which may adversely affect the amount of cash otherwise available for distribution to us, including:
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
     Our interstate natural gas transportation and storage operations are subject to federal, state and local regulatory authorities. Specifically, our natural gas pipeline systems and our storage facilities and related assets are subject to regulation by the FERC, the DOT, the United States Department of the Interior, and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. Federal regulation extends to such matters as:
•	rates, operating terms and conditions of service, with SNG expected to file a new rate case in 2009 and CIG required to file a new rate case to be effective no later than October 2011;

•	the types of services we may offer to our customers;

•	the contracts for service entered into with our customers;

•	construction and abandonment of new facilities;

•	the integrity and safety of our pipeline systems and related operations;

•	acquisition, extension or abandonment of services or facilities;

•	accounts and records; and

•	relationships with affiliated companies involved in certain aspects of the natural gas business.
     Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act of 1938 to impose penalties for current violations of up to $1,000,000 per day for each violation, to revoke existing certificate authority and to order disgorgement of profits associated with any violation.

     Finally, we do not know how future regulations will impact the operation of our natural gas transportation and storage businesses or the effect such regulations could have on our business, financial condition, results of operations and thus our ability to make distributions.
The application of certain FERC policy statements could affect the rate of return on our equity we are allowed to recover through rates and the amount of any allowance (if any) our systems can include for income taxes in establishing their rates for service, which would in turn impact our revenues and/or equity earnings.
     In setting authorized rates of return, the FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. In prior decisions, the FERC had utilized a proxy group that included companies with primarily local distribution operations that are not faced with as much competition or risk as interstate pipelines. In April 2008, the FERC issued a policy statement concerning the composition of proxy groups used to determine natural gas pipelines’ returns on equity. Under the new policy, the FERC stated that while it would not preclude the inclusion of companies that are primarily local distribution companies in the proxy group, it recognizes the difference in risks of these companies. The FERC will also allow MLPs to be included in the proxy group to determine return on equity. However, the FERC concluded that, as to such MLPs, there should be an adjustment to the long-term growth rate used to calculate the equity cost of capital. The FERC stated that the long-term growth projection for natural gas pipeline MLPs will be equal to fifty percent of gross domestic product (GDP), as compared to the unadjusted GDP used for corporations. Therefore, to the extent that master limited partnerships are included in a proxy group, the FERC’s policy lowers the return on equity that might otherwise be allowed if there were no adjustment to the master limited partnership growth projection used for the discounted cash flow model. This could lower the return on equity that we would otherwise be able to obtain.
     In a January 15, 2009 decision that discussed an individual pipeline’s rate of return, the FERC analyzed the operations of each company proposed for inclusion in that pipeline’s proxy group to determine whether each company to be included had commensurate risks to the pipeline whose rates were being determined. The FERC included in that proxy group two primarily gas pipeline MLPs (with the adjusted GDP) and a diversified company that had higher risk exploration, production and trading operations in addition to pipeline operations. Companies whose distribution, electric or natural gas liquids operations exceeded pipeline operations were excluded. In light of this, it is expected that pipeline returns on equity will be driven largely by fact-based proxy group determinations in each case.
     The FERC currently allows partnerships to include in their cost-of-service an income tax allowance. Any changes to the FERC’s treatment of income tax allowances in cost-of-service and to potential adjustment in a future rate case of our pipelines’ respective equity rates of return that underlie their recourse rates may cause their recourse rates to be set at a level that is different, and in some instances lower than the level otherwise in effect.
Certain of our systems’ transportation services are subject to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.
     It is possible that costs to perform services under “negotiated rate” contracts will exceed the negotiated rates. If this occurs, it could decrease the cash flow realized by WIC, CIG and SNG and, therefore, the cash we have available for distribution to our unitholders. Under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” which may be above or below the FERC regulated “recourse rate” for that service, and that contract must be filed and accepted by FERC. As of December 31, 2008, approximately 48 percent of WIC’s contracted firm capacity rights, and approximately 9 percent of CIG’s and 8 percent of SNG’s contracted firm capacity rights were committed under such “negotiated rate” contracts. These “negotiated rate” contracts are not generally subject to adjustment for increased costs which could be produced by inflation, increases in cost of capital and taxes or other factors relating to the specific facilities being used to perform the services. Any shortfall of revenue, representing the difference between “recourse rates” (if higher) and negotiated rates, under current FERC policy is generally not recoverable from other shippers.

Increased competition from alternative natural gas transportation and storage options and alternative fuel sources could have a significant financial impact on us.
     Our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows could be adversely affected by activities of other interstate and intrastate pipelines and storage facilities that may expand or construct competing transportation and storage systems. In addition, future pipeline transportation and storage capacity could be constructed in excess of actual demand and with lower fuel requirements, operating and maintenance costs than our facilities, which could reduce the demand for and the rates that we receive for our services in particular areas. Further, natural gas also competes with alternative energy sources available to our customers that are used to generate electricity, such as hydroelectric power, solar, wind, nuclear, coal and fuel oil.
     We also compete as it relates to rates, terms of service, access to natural gas supplies, flexibility and reliability. The FERC’s policies promoting competition may cause us to experience some “turnback” of firm capacity as existing agreements with customers expire. If WIC, CIG or SNG are unable to remarket this capacity or can remarket it only at substantially discounted rates compared to previous contracts, they may have to bear the costs associated with the turned back capacity. Increased competition could also reduce the volumes of natural gas transported or stored or, in cases where we do not have long-term fixed rate contracts, could force us to lower our rates. All of these competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and ability to make distributions.
Competition in more actively priced markets from pipelines that may be able to provide our shippers with capacity at a lower price could cause us to reduce our rates or otherwise reduce our revenues.
     We face competition from other pipelines that may be able to provide our shippers with capacity on a more competitive basis or access to consuming markets that would pay a higher price for the shippers’ gas. For example, WIC’s most direct competitor in the U.S. Rocky Mountain region is the Rockies Express Pipeline owned by Rockies Express Pipeline LLC. The Rockies Express Pipeline could result in significant downward pressure on natural gas transportation prices in the U.S. Rocky Mountain region. Since WIC’s mainline rates are among the lowest in the region, WIC anticipates that the downward pressure will not have a significant effect on its base east-flow business; however, the presence of the Rockies Express Pipeline could affect adversely WIC’s ability to re-contract existing backhaul and seasonal transportation agreements.
     In addition, WIC and CIG are competitors for lateral expansions to various U.S. Rocky Mountain supply basins. Both WIC and CIG have supply laterals in the Powder River Basin and the Uinta Basin. Since the WIC mainline system and the Wyoming portion of the CIG system parallel each other, a supply lateral can effectively interconnect with either system. WIC and CIG may compete for the same business opportunities. Given that CIG will operate WIC and El Paso will utilize the same personnel to operate both systems, El Paso may in some circumstances favor CIG or other of its affiliates over WIC when directing business opportunities at its sole discretion. Such determinations could benefit El Paso and disadvantage us since we only own 40 percent of CIG, while El Paso owns the remaining 60 percent, and we own 100 percent of WIC.
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
     All of our businesses are dependent on the continued availability of natural gas production and reserves. Low prices for natural gas or regulatory limitations could adversely affect development of additional reserves and production that are accessible by our pipeline and storage assets. Production from existing wells and natural gas supply basins with access to our pipelines will naturally decline over time without development of additional reserves. Additionally, the amount of natural gas reserves underlying these wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. Accordingly, to maintain or increase the volume of natural gas transported, or throughput, on our pipelines and cash flows associated with the transportation of gas, our customers must continually obtain new supplies of natural gas. For example, if expected increases of natural gas supplies in the U.S. Rocky Mountain region do not materialize or there is a decline in supply from such producing region to our interstate pipelines that is not replaced with new supplies, our operating results and our cash available for distribution could be adversely affected as our firm contracts expire.
A substantial portion of the revenues of our pipeline businesses are generated from transportation contracts that must be renegotiated periodically.
     Substantially all of our systems’ revenues are generated under contracts which expire periodically and must be renegotiated and extended or replaced. As of December 31, 2008, the weighted average contract life is eight years for WIC and CIG and five years for SNG. If we or El Paso are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. In particular, our ability to extend and replace contracts on terms comparable to prior contracts or on any terms at all, could be adversely affected by factors, including:
•	competition by other pipelines, including the change in rates or upstream supply of existing pipeline competitors, as well as the proposed construction by other companies of additional pipeline capacity or LNG terminals in markets served by our interstate pipelines;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or natural gas supply points; and

•	legislative and regulatory actions.
     Our systems rely on a limited number of customers for a significant portion of our revenues. For the year ended December 31, 2008, the four largest natural gas transportation customers for each of WIC, CIG and SNG accounted for approximately 62 percent, 51 percent and 41 percent of their respective operating revenues. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and our ability to make distributions.
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
     Pricing volatility may, in some cases for CIG or WIC, impact the value of under or over recoveries of retained natural gas, as well as imbalances, cashouts and system encroachments. We obtain in-kind fuel reimbursements from shippers in accordance with each individual tariff or applicable contract terms. We revalue our natural gas imbalances and other gas owed to shippers (such as excess fuel retention) to an index price and periodically settle these obligations in cash or in-kind pursuant to each individual tariff or balancing contract. Moreover, both the CIG and WIC tariffs provide for the collection of the price difference between fuel burned and fuel retained, as well as other gas imbalances. . Both CIG and WIC are currently litigating protests of their respective recovery filings related to the other gas imbalances. The CIG tariff provides that all liquid revenue proceeds, including those proceeds associated with CIG’s processing plants, are used to reimburse shrinkage or other system fuel and lost-or-unaccounted-for costs and variations in liquid revenues and variations in shrinkage volumes are included in the reconciliation of retained fuel and burned fuel. CIG must purchase gas volumes from time to time due, in part, to such shrinkage associated with liquid production and such expenses vary with both price and quantity.
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
Fluctuations in energy prices are caused by a number of factors, including:
•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation and regulation;

•	federal and state taxes, if any, on the transportation and storage of natural gas;

•	abundance of supplies of alternative energy sources; and

•	political unrest among countries producing oil and LNG.
Adverse general domestic economic conditions could negatively affect our operating results, financial condition, liquidity or our ability to make cash distributions.
     We are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. Recently, the U.S. economy has experienced recession and the financial markets have experienced extreme volatility and instability. If we experience prolonged periods of recession or slowed economic growth in the United States, demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our access to capital could be impeded and the cost of capital we obtain could be higher. We are also subject to the risks arising from changes in legislation and government regulation associated with any such recession or economic slowdown, including creating preferences for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and ability to make cash distributions.
We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.
     We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them and inability to re-market the capacity could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions. We may not be able to effectively re-market capacity during and after insolvency proceedings involving a shipper.
We are exposed to the credit and performance risk of our key contractors and suppliers.
     As an owner of large energy infrastructure, including significant capital expansion programs, we rely on contractors for certain construction and drilling operations and we rely on suppliers for key materials and supplies, including steel mills and pipe manufacturers. There is a risk that such contractors and suppliers may experience credit and performance issues that could adversely impact their ability to perform their contractual obligations with us. This could result in delays or defaults in performing such contractual obligations, which could adversely impact our financial condition and results of operations.

Neither CIG nor SNG is prohibited from incurring indebtedness, which may affect our ability to make distributions.
     Neither CIG nor SNG is prohibited by the terms of their respective general partnership agreements from incurring indebtedness. As of December 31, 2008, CIG and SNG had approximately $0.6 billion and approximately $0.9 billion principal amount of indebtedness outstanding, respectively. If CIG or SNG were to incur significant amounts of additional indebtedness, it may inhibit their ability to make distributions to us which would materially and adversely affect our ability to make our minimum quarterly distributions because we expect CIG’s and SNG’s distributions to us will be a significant portion of the cash we distribute.
Restrictions in our credit facility and note purchase agreement could limit our ability to make distributions to our unitholders. The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our current credit facility.
     Our $750 million credit facility and the note purchase agreement related to our issuance of $175 million of senior unsecured notes contain covenants limiting our ability to make distributions to our unitholders and equity repurchases. Our ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with these restrictions and covenants, a significant portion of indebtedness under our credit facility or the note purchase agreement may become immediately due and payable, and our lenders’ commitment to make further loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. For a further discussion of our covenants related to our debt obligations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4.
     In September 2008, Lehman Brothers Holdings Inc., whose subsidiaries have a $48 million credit commitment under the credit facility, filed for bankruptcy. We have determined the potential exposure to a loss of available capacity under the credit facility to be approximately $15 million. If other financial institutions that have extended credit commitments to us and our subsidiaries are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments, which could have a material and adverse impact on our financial condition and our ability to borrow additional funds, if needed.
     Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution on our units. Further, our credit facility limits our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distribution.
     In addition, any future levels of indebtedness may:
•	adversely affect our ability to obtain additional financing for future operations or capital needs;

•	limit our ability to pursue acquisitions and other business opportunities; or

•	make our results of operations more susceptible to adverse economic or operating conditions.
     Various limitations in any future financing agreements may reduce our ability to incur additional indebtedness, to engage in some transactions or to capitalize on business opportunities.
Increases in interest rates and general volatility in the financial markets and economy could adversely impact our unit price, our ability to make distributions and our ability to issue additional equity to make acquisitions, incur debt or for other purposes.
     We cannot predict how interest rates will react to changing market conditions. Interest rates on our credit facilities, variable rate senior unsecured notes and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, to incur debt or for other purposes. In addition, the general volatility in the financial markets and economy may also alter the yield requirements of investors and could adversely impact our unit price.
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
     If we were to seek credit ratings in the future, our credit ratings may be adversely affected by the leverage of our general partner or El Paso, as credit rating agencies such as Standard & Poor’s Ratings Services and Moody’s Investors Service may consider the leverage and credit profile of El Paso and its affiliates because of their ownership interest in and control of us and the strong operational links between El Paso and us. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade. The ratings assigned to both CIG’s and SNG’s senior unsecured indebtedness by Moody’s Investor Services and Fitch Ratings are currently investment grade, with a Baa3 and a BBB- rating. Standard & Poor’s has assigned a below investment grade rating of BB to CIG’s and SNG’s senior unsecured indebtedness. El Paso and all of its subsidiaries, including CIG and SNG, are (i) on a stable outlook with Moody’s Investor Service and Fitch Ratings and (ii) on a negative outlook with Standard & Poor’s. There is a risk that these credit ratings may be adversely affected in the future as the credit rating agencies continue to review El Paso’s, CIG’s and SNG’s leverage, liquidity and credit profile. Any reduction in El Paso’s, CIG’s or SNG’s credit ratings could impact our ability to access the capital markets, as well as our cost of capital.
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
     A principal focus of our strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends on our ability to complete expansion projects and make acquisitions that result in an increase in cash per unit generated from operations. We may be unable to successfully complete accretive expansion projects or acquisitions, which could adversely affect our financial position, results of operations and ability to make distributions, for any of the following reasons:
•	unable to identify attractive expansion projects or acquisition candidates or we are outbid by competitors;

•	El Paso elects not to sell or contribute additional interests in its pipeline systems that it owns to us or to offer attractive expansion projects or acquisition candidates to us;

•	unable to obtain necessary rights of way or government approvals;

•	unable to realize anticipated costs savings and successful integration of the businesses we build or acquire;

•	unable to raise financing for expansion projects or acquisitions on economically acceptable terms, especially in periods of prolonged economic decline;

•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;

•	unable to secure adequate transportation, storage or throughput commitments to support the expansion or acquisition of new facilities;

•	the assumption of unknown liabilities when making acquisitions for which we are not indemnified or for which our indemnity is inadequate;

•	the diversion of management’s and employees’ attention to other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas including opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	there is a lack of available of skilled labor, equipment, and materials to complete expansion projects;

•	potential changes in federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	our ability to construct expansion projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, a lack of contractor productivity or other factors beyond our control, that may be material; and

•	the lack of future growth in natural gas supply or demand.
     Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. There is also the risk that the downturn in the economy and its negative impact upon natural gas demand may result in either slower development in our expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or may not achieve our expected investment return, which could adversely affect our results of operations, cash flows, financial position and our ability to make distributions.
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
     Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. Analyses performed by various governmental and private organizations indicate potential physical risks associated with climate change events (such as hurricanes, flooding, etc). Some of the studies indicate that potential impacts on energy infrastructure are highly uncertain and not well understood, including both the timing and potential magnitude of such impacts. As the science is better understood and analyzed, we will review the operational and uninsured risks to our facilities attributed to climate change.
     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles and self-insurance levels, as well as limits on our maximum recovery, and do not cover all risks. In addition, there is a risk that our insurers may default on their coverage obligations. As a result, our financial condition and ability to make cash distributions could be adversely affected if a significant event occurs that is not fully covered by insurance.
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
     In addition to potentially increasing the cost of our environmental liability, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards and potential mandatory GHG reporting and emissions reductions. Future environmental compliance costs relating to GHGs associated with our operations are not yet clear. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. Various federal and state legislative proposals have been made over the last several years and it is possible that legislation may be enacted in the future that could negatively impact our operations and financial results. The level of such impact will likely depend upon whether any of our facilities will be directly responsible for compliance with GHG regulations and legislation; whether federal legislation will preempt any potentially conflicting state/regional GHG programs; whether cost containment measures will be available; the ability to recover compliance costs from our customers; and the manner in which allowances are provided. At the federal regulatory level, the U.S. Environmental Protection Agency (EPA) has requested public comments on the potential regulation of GHGs under the Clean Air Act. Some of the regulatory alternatives identified by the EPA in its request for comments, if eventually promulgated as final rules, would likely impact our operations and financial results. It is uncertain whether the EPA will proceed with adopting final rules or whether the regulation of GHGs will be addressed in federal and state legislation.
     Legislation and regulation are also in various stages of discussion or implementation in many of the states and regions in which we operate, including in the western U.S. where the Western Climate Initiative (WCI) proposes to institute a cap-and-trade program and targeted emission reductions. There is uncertainty regarding whether and to what extent each member state will adopt the WCI recommendations, and the details of the programs as eventually adopted may differ significantly among the member states. Therefore, it is not yet possible to determine whether the regulations implementing the WCI recommendations will be material to our operations or our financial results.
     Finally, several lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce the GHG emissions from their operations. These and other lawsuits may also result in decisions by federal and state courts and agencies that impact our operations and ability to obtain certifications and permits to construct future projects.

     Although it is uncertain what impact these legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities,
     (iii) construct new facilities, (iv) acquire allowances to authorize our GHG emissions, (v) pay any taxes related to our GHG emissions and (vi) administer and manage a GHG emissions program. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental and GHG compliance in the rates charged by our pipelines, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.
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
     Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, the general partnership agreements of CIG and SNG contain similar provisions that define the fiduciary standards of each partner (a subsidiary of El Paso owns a 60 percent and 75 percent general partner interest in CIG and SNG, and we own a 40 percent and 25 percent general partner interest in CIG and SNG) to the other. In addition, the general partnership agreements include provisions that define the fiduciary standards that the members of the management committee of each such partnership appointed by a partner (El Paso has appointed three members, and we have appointed one member, of each committee) owe to the partners that did not designate such person. In both instances, the defined fiduciary standards are more limited than those that would apply under Delaware law in the absence of such definition.
Limited unitholders cannot remove our general partner without its consent.
     The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 74 percent of our aggregate outstanding common and subordinated units. Accordingly, our unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent the general partner’s removal. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. In addition, under certain circumstances the successor general partner may be required to purchase the combined general partner interest and incentive distribution rights of the removed general partner, or alternatively, such interests will be converted into common units. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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
     Our assets consist of a 100 percent ownership interest in WIC, a 40 percent general partner interest in CIG and a 25 percent general partner interest in SNG. If a sufficient amount of our assets, such as our ownership interests in CIG or SNG or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered securities or “investment securities,” there is a risk that our ownership interests in CIG and SNG could be deemed investment securities. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

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
     Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:
•	each unitholder’s proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•	the ratio of taxable income to distributions may increase;

•	new classes of securities could be issued that provide preferences to the new class in relation to existing unitholders, including preferences on distributions of available cash, distributions upon our liquidation and voting rights;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.
Our general partner has a limited call right that may require unitholders to sell common units at an undesirable time or price.
     If at any time our general partner and its affiliates own more than 75 percent of the common units excluding, until September 30, 2010, common units received by El Paso’s affiliates in connection with El Paso’s contribution to us of additional general partner interest in each of CIG and SNG in September 2008, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders would be required to sell common units at an undesirable time or price and may not receive any return on investment. Unitholders might also incur a tax liability upon a sale of such units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. Our general partner and its affiliates own approximately 65 percent of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), our general partner and its affiliates will own approximately 74 percent of our aggregate outstanding common units.
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
     As of December 31, 2008, we had 84,970,498 common units and 27,727,411 subordinated units outstanding, which includes 55,326,397 common units held by affiliates of our general partner. All of the subordinated units will convert into common units at the end of the subordination period, which could occur as early as the first business day after December 31, 2010, assuming certain tests are met, and all of the subordinated units may convert into common units before December 31, 2010 if additional tests are satisfied. Sales by any of our existing unitholders, including affiliates of our general partner, of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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
     Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state was to impose a tax upon us as an entity, the cash available to pay distributions would be reduced. We are, for example, subject to an entity-level tax on the portion of our income that is generated in Texas. The imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution.
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
     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain events that occurred in previous years, members of Congress have considered substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. Although there is no such proposal currently pending before Congress, it is possible that these efforts could resume and result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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
ITEM 3. LEGAL PROCEEDINGS
     A description of certain of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 6, and is incorporated herein by reference.
     Gas Measurement Cases. CIG and SNG are among many named defendants in cases filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, a U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. CIG is among the named defendants. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. The costs and legal exposure related to these lawsuits and claims are not currently determinable.
     In addition to the above matters, we and our affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common units are traded on the New York Stock Exchange under the symbol EPB. As of February 23, 2009, we had 23 unitholders of record, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.
     The following table reflects the quarterly high and low sales prices for our common units based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash distributions per unit we declared in each quarter:

	High	Low	Distributions
2008
Fourth Quarter	$21.80	$11.95	$0.30000
Third Quarter	$21.95	$11.72	$0.29500
Second Quarter	$24.35	$20.57	$0.28750
First Quarter	$25.00	$18.53	$0.12813
2007
Fourth Quarter (1)	$25.65	$20.24	—

(1)	For the period from November 21, 2007, the date of our initial public offering, through December 31, 2007.
     Cash Distribution Policy. We will distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.28750 per common unit ($1.15 per common unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay cash distributions at this minimum quarterly distribution rate is subject to various restrictions and other factors. On February 13, 2009, we paid a distribution of $0.32000 per unit to all unitholders of record at the close of business on January 30, 2009. Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash”. Our partnership agreement also requires that we distribute all of our available cash from operating surplus each quarter in the following manner: first, 98 percent to the holders of common units and two percent to our general partner, until each common unit has received a minimum quarterly distribution of $0.28750 plus any arrearages from prior quarters; second, 98 percent to the holders of subordinated units and two percent to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.28750; and third, 98 percent to all unitholders, pro rata, and two percent to our general partner, until each unit has received a distribution of $0.33063. If cash distributions to our unitholders exceed $0.33063 per unit in any quarter, our general partner will receive, in addition to distributions on its two percent general partner interest, increasing percentages, up to 48 percent, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” We did not make incentive distributions to our general partner in 2008.
     Incentive Distribution Rights. Our general partner, as the holder of our incentive distribution rights, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and to reset, at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set. In connection with this election, our general partner will be entitled to receive a number of newly issued Class B common units and general partner units based on a predetermined formula. Our general partner’s right to reset the minimum quarterly distribution amount and the target distribution levels upon which the incentive distributions payable to our general partner is based, may be exercised, without approval of our unitholders or the conflicts committee of our general partner, at any time when there are no subordinated units outstanding and we have made cash distributions to the holders of the incentive distribution rights at the highest level of incentive distribution for each of the prior four consecutive fiscal quarters. The reset minimum quarterly distribution amount and target distribution levels will be higher than the minimum quarterly distribution amount and the target distribution levels prior to the reset such that our general partner will not receive any incentive distributions under the reset target distribution levels until cash distributions per unit following this event increase.

     The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distribution” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its two percent general partner interest and assume our general partner has contributed any additional capital necessary to maintain its two percent general partner interest and has not transferred its incentive distribution rights.

		Marginal Percentage
	Total Quarterly	Interest in Distribution
	Distribution per Unit		General
	Target Amount	Unitholders	Partner
Minimum Quarterly Distribution	$0.28750	98%	2%
First Target Distribution	above $0.28750 up to $0.33063	98%	2%
Second Target Distribution	above $0.33063 up to $0.35938	85%	15%
Third Target Distribution	above $0.35938 up to $0.43125	75%	25%
Thereafter	above$0.43125	50%	50%
     Subordination Period. Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.28750 per common unit, which is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.
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

ITEM 6. SELECTED FINANCIAL DATA
     The following presents selected historical financial data derived from our audited consolidated financial statements and is not necessarily indicative of results to be expected in the future. Prior to November 2007, our historical financial results only reflect the operating results and financial position of WIC. In conjunction with our formation on November 21, 2007, El Paso contributed to us 10 percent general partner interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso. We have recorded our share of CIG’s and SNG’s operating results as earnings from unconsolidated affiliates from the dates we received interests in these entities. The selected financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per unit amounts)
Operating Results Data:
Operating revenues	$141.1	$110.4	$97.7	$81.0	$73.5
Operating income	77.1	63.1	67.1	37.7	43.1
Earnings from unconsolidated affiliates(1)	58.8	4.7	—	—	—
Net income	114.5	65.6	65.2	37.6	41.1
Net income per limited partner unit-basic and diluted
Common units(2)	$1.22	$0.13	$—	$—	$—
Subordinated units(2)	1.22	0.09	—	—	—

Distributions declared per common unit(3)	$1.01	$—	$—	$—	$—

Financial Position Data:
Property, plant and equipment, net	$646.3	$612.2	$436.1	$384.2	$319.6
Investment in unconsolidated affiliates(1)	715.9	258.5	—	—	—
Total assets	1,434.6	902.5	464.5	407.3	339.1
Long-term financing obligations, including capital lease obligation	777.3	462.9	8.3	8.8	27.6
Total partners’ capital	634.4	391.3	327.0	272.2	214.8

(1)	El Paso contributed to us 10 percent general partner interests in each of CIG and SNG on November 21, 2007. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso, as further described in Item 8, Financial Statements and Supplementary Data, Note 2.

(2)	Earnings per unit in 2007 are based on income allocable to us subsequent to completion of our initial public offering.

(3)	Other than distributions to El Paso made in conjunction with our initial public offering, we did not declare or pay any cash distributions in 2007.

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
     In November 2007, we completed an initial public offering of 28.8 million common units. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, an interstate natural gas system, as well as 10 percent general partner interests in each of El Paso’s SNG and CIG interstate natural gas pipeline systems. We have presented WIC’s financial information for all periods in the El Paso Pipeline Partners, L.P. financial statements. We began recording earnings from unconsolidated affiliates from our 10 percent ownership interests in CIG and SNG from the date of their contribution in November 2007. Since our interests in CIG and SNG are not reflected for periods prior to November 2007, the historical results of operations and the period to period comparison of results may not be indicative of future results.
     Effective September 30, 2008, we acquired from El Paso an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG, as further described in Item 8, Financial Statements and Supplementary Data, Note 2. We accounted for these transactions prospectively beginning on September 30, 2008.
     We have included a discussion in this MD&A of items that may affect the partnership and our general partner interests in each of CIG and SNG as they operate in the future. The matters discussed in our MD&A are as follows:
•	General description of our business assets and operations and growth projects;

•	Comparative discussion of our historical results of operations; and

•	Liquidity and capital resource related matters, including our available liquidity, sources and uses of cash, our historical cash flow activities, contractual obligations and commitments, and critical accounting policies, among other items.
     Our Business. We are a Delaware limited partnership formed by El Paso (our general partner) to own and operate natural gas transportation and storage assets. We hold a 100 percent ownership interest in the approximately 800-mile WIC interstate natural gas pipeline system with a design capacity of approximately 3.1 Bcf/d and an average daily throughput in 2008 of 2,543 BBtu/d.
     We also own a 40 percent general partner interest in CIG and a 25 percent general partner interest in SNG whose operations are summarized below:
•	CIG. CIG is an interstate natural gas pipeline system with approximately 4,100 miles of pipeline with a design capacity of approximately 3.9 Bcf/d and an average daily throughput in 2008 of 2,225 BBtu/d. It has associated storage facilities with 29 Bcf of underground working natural gas storage capacity.

•	SNG. SNG is an interstate natural gas pipeline system with approximately 7,600 miles of pipeline with a design capacity of approximately 3.7 Bcf/d and an average daily throughput in 2008 of 2,339 BBtu/d. It has associated storage facilities with a total of approximately 60 Bcf of underground working natural gas storage capacity, which includes the storage capacity associated with a 50 percent ownership interest in Bear Creek Storage Company, a joint venture with TGP, our affiliate.
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
     The table below sets forth certain information regarding the assets, contracts and revenues for each of WIC, CIG and SNG, as of and for the year ended December 31, 2008:

					% of
					Physical	Weighted
		Tariff Revenue Composition%(1)			Design	Average
		Firm Contracts			Capacity	Remaining
	Our	Capacity	Variable		Subscribed	Contract
	Ownership	Reservation	Usage	Interruptible	Under Firm	Life (in
	Interest	Charges(2)	Charges	Contracts	Contracts(3)	Years)(4)
WIC	100%	96.6%	2.9%	0.5%	100%	8
CIG	40%	90.4%	7.2%	2.4%	100%	8
SNG	25%	88.7%	7.7%	3.6%	100%	5

(1)	Excludes liquids transportation revenue, amounts associated with retained fuel and, in the case of CIG, liquids revenue associated with CIG’s processing plants. The revenues described in this table constituted approximately 100%, 89% and 89% of WIC’s, CIG’s and SNG’s total revenues, respectively, earned during the year ended December 31, 2008.

(2)	Approximately 10% and 9% of total capacity reservation revenues for CIG and SNG, respectively, are the result of storage service charges.

(3)	Contract levels on WIC and CIG include forward haul capacity and back haul capacity.

(4)	The weighted average remaining contract life is determined by weighting the remaining life of each contract by the amount of capacity that is covered by the contract as of December 31, 2008.
     The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Under the terms of SNG’s last rate settlement, SNG is obligated to file proposed new rates to be effective no later than October 1, 2010. SNG anticipates filing a new rate case no later than March 2009 with revised rates expected to become effective September 1, 2009. CIG is required to file a new rate case to be effective no later than October 2011.
     Growth Projects. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of December 31, 2008, each of WIC, CIG and SNG have significant expansion projects in progress as described below:
     WIC. WIC expects to spend approximately $127 million on contracted organic growth projects, primarily the Piceance Lateral expansion and WIC Expansion projects, from 2009 through 2013. Of this amount, we expect to spend approximately $66 million in 2009.
•	Piceance Lateral. The Piceance lateral expansion consists of the addition of 17,678 horsepower of compression to the Piceance lateral at the WIC Greasewood Compressor station in Rio Blanco County, Colorado and at a new midpoint station in Moffat County, Colorado, to increase the transportation capacity of that lateral line by 219 MMcf/d for increased supplies of Piceance Basin production. We estimate the total cost of the project will be approximately $62 million. We received FERC approval for this project in December 2008. Phase I of this project, consisting of a compressor unit uprate, was completed in December 2008, adding approximately 48 MMcf/d of additional capacity. We expect to place Phase II of this project in service in October 2009.

•	WIC Expansion. We estimate the total cost of this project, which requires FERC approval, will be approximately $71 million. Due to increased shipper commitments, WIC recently expanded the scope of this project to add a second compressor unit on the Kanda Lateral, which increased its capital cost from $55 million to $71 million. This portion of the project will add a 12,400 horsepower compressor station on the Kanda Lateral which will increase the Kanda Lateral capacity to 595 MDth/d and the anticipated in-service date is November 2010. WIC also plans to install three miles of pipeline and reconfigure one compressor at its Wamsutter station which will provide 155 MDth/d natural gas deliveries from the WIC Mainline into a third-party pipeline and onto the Opal Hub and El Paso’s proposed Ruby Pipeline. The anticipated in-service date for this portion of the project is March 2011.
     CIG. CIG expects to spend approximately $204 million on contracted organic growth projects from 2009 through 2013. Of this amount, CIG expects to spend $109 million in 2009. Our share of CIG’s future expected capital expenditures is approximately $82 million. These expenditures are primarily related to Totem Gas Storage, a joint investment project through CIG’s 50 percent ownership in WYCO, as well as a project to increase transportation capacity from the Raton Basin.
•	Totem Gas Storage. The Totem Gas Storage expansion project consists of the development of the Totem Gas Storage field, a natural gas storage field that services and interconnects with the High Plains pipeline. The Totem Gas Storage field will have 10.7 Bcf of natural gas storage capacity, 7 Bcf of which will be working gas capacity and 3.7 Bcf of which will be base gas capacity. The Totem Gas Storage expansion project has a 200 MMcf/d maximum withdrawal rate and 100 MMcf/d maximum injection rate. All of the storage capacity of this new storage field is fully contracted with Public Service Company of Colorado pursuant to a firm contract through 2040. CIG will operate this storage facility when it is placed in service (estimated to be July 2009), and it will be owned by WYCO. The estimated total cost of this project is $154 million, of which $77 million will be paid by CIG.

•	Raton 2010. The Raton 2010 expansion project will consist of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is $146 million. The estimated in-service date is June 2010. The tentative FERC filing date for this project is March 2009.
     SNG. SNG expects to spend approximately $562 million on contracted organic growth projects from 2009 through 2013. Of this amount, SNG expects to spend $106 million in 2009. Our share of SNG’s future expected capital expenditures is approximately $140 million. These expenditures are primarily related to the Cypress Phase III, the South System III and the Southeast Supply Header projects.
•	Cypress Phase III. The Cypress Phase III expansion project will add 20,700 horsepower of additional compression and approximately 160 MMcf/d of additional capacity at an estimated cost of $86 million. A FERC certificate has been issued for the project. Construction of Cypress Phase III is at the option of BG LNG Services. If BG LNG Services elects to have us build Cypress Phase III, then construction is expected to commence in 2010 with an in-service date in the first half of 2011. If constructed, Cypress Phase III would be fully subscribed by BG LNG Services with a contract through December 2030.

•	South System III. The South System III expansion project will expand SNG’s pipeline system in Mississippi, Alabama and Georgia by adding approximately 81 miles of pipeline looping and replacement on SNG’s south system and 17,310 horsepower of compression to serve an existing power generation facility in the Atlanta, Georgia area that is being converted from coal fired to cleaner burning natural gas owned by the Southern Company. This expansion project will be completed in three phases, with each phase expected to add an additional 122 MMcf/d of capacity. During the second quarter of 2008, SNG changed the scope of this project at the request of a customer which increased the total estimated cost to $352 million. SNG has entered into a precedent agreement with Southern Company Services as agent for its affiliated operating companies, Georgia Power Company, Alabama Power Company, Mississippi Power Company, Southern Power Company and Gulf Power Company to provide an incremental firm transportation service to such operating companies, commencing in phases beginning January 1, 2011, for a term of 15 years. The precedent agreement obligates SNG to proceed with the South System III expansion project, upon the occurrence of certain conditions precedent, including FERC approval of the project on SNG’s system and the proposed Southeast Supply Header project described below. SNG filed a request with the FERC in December 2008 for certificate authorization to construct and operate these expansion facilities. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III.

•	Southeast Supply Header. SNG owns an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy, which added a 115-mile supply line to the western portion of the SNG system. This project is expected to provide access through pipeline interconnects to several supply basins, including the Barnett Shale, Bossier Sands, Arkoma and Fayetteville Shale basins. The estimated cost to SNG for this project is $241 million. This project is expected to be completed in two phases, with the first phase having provided SNG with approximately 140 MMcf/d of additional supply capacity, and the second phase expected to provide SNG with an additional 350 MMcf/d of supply capacity. Phase I of the project was placed in service in September 2008. In December 2008, we filed an application with the FERC for certificate authorization to construct Phase II, which is anticipated to be placed in service in June 2011.
     CIG and SNG will fund their expansion capital needs with amounts repaid from their notes receivable under the cash management program with El Paso together with capital contributions from its partners, including us. For a further discussion of the capital requirements of our unconsolidated affiliates, see Liquidity and Capital Resources below.

Results of Operations
     We use earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by us and El Paso management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) interest and debt expense, net, (iii) affiliated interest expense, net, and (iv) income taxes. We exclude interest and debt expense from this measure so that our investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for each of the three years ended December 31:
     Operating Results:

	2008	2007	2006
	(in millions, except volumes)
Operating revenues	$141.1	$110.4	$97.7
Operating expenses	(64.0)	(47.3)	(30.6)

Operating income	77.1	63.1	67.1
Earnings from unconsolidated affiliates	58.8	4.7	—
Other income, net	1.5	7.4	3.6

EBIT	137.4	75.2	70.7
Interest and debt expense, net	(22.9)	(9.6)	(5.5)

Net income	$114.5	$65.6	$65.2

WIC throughput volumes (BBtu/d)(1)	2,543	2,071	1,914

(1)	Throughput volumes presented are for WIC only and include 181 BBtu/d, 239 BBtu/d and 204 BBtu/d transported by WIC on behalf of CIG for the years ended December 31, 2008, 2007 and 2006.
     EBIT Analysis:

	2008 to 2007				2007 to 2006
				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$3.4	$—	$—	$3.4	$6.1	$—	$—	$6.1
Expansions	26.7	(11.1)	(3.3)	12.3	6.8	(2.1)	2.5	7.2
Operational gas and revaluations	—	6.8	—	6.8	—	(12.5)	—	(12.5)
Operating and general and administrative expenses	—	(9.3)	—	(9.3)	—	(0.5)	—	(0.5)
Transportation expenses	—	(3.2)	—	(3.2)	—	(1.8)	—	(1.8)
Earnings from unconsolidated affiliates	—	—	54.1	54.1	—	—	4.7	4.7
Other(1)	0.6	0.1	(2.6)	(1.9)	(0.2)	0.2	1.3	1.3

Total impact on EBIT	$30.7	$(16.7)	$48.2	$62.2	$12.7	$(16.7)	$8.5	$4.5

(1)	Consists of individually insignificant items.

     Transportation Revenues. For the years ended December 31, 2008 and 2007, we experienced higher revenues as a result of increased demand for firm capacity on WIC’s mainline system.
     Expansions. During 2008, our EBIT was positively impacted by the completion of the Kanda lateral and related compression, increased contracted capacity on the Piceance lateral and completion of the Medicine Bow expansion. In 2007, our revenues were higher as a result of the completion of the Piceance lateral expansion in March 2006.
     During 2008, we completed the following expansion projects:

			Estimated Annual
Project	In-Service Date	Capacity (MMcf/d)	EBIT (In Millions)
Kanda Lateral and related compression	January 2008	410	$11
Medicine Bow	October 2008	330	10
     Operational Gas and Revaluations. During the first quarter of 2008, we benefited from increasing natural gas prices on fuel and related gas balance items owed from shippers and other interconnecting pipelines. Effective April 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism, which is designed to reduce earnings volatility resulting from these items over time. During 2007, WIC experienced a loss due to rising natural gas prices on amounts it owed to shippers and other interconnecting pipelines for fuel and related gas balance items.
     Operating and General and Administrative Expenses. For the year ended December 31, 2008, our EBIT was unfavorably impacted as compared to the same periods in 2007 primarily related to higher general and administrative costs for the transaction fees associated with the acquisition of additional interests in SNG and CIG and as a result of being a publicly traded limited partnership.
     Transportation Expenses. For the years ended December 31, 2008 and 2007 we experienced higher expenses as a result of increased third party capacity commitments.
     Earnings from Unconsolidated Affiliates. For the year ended December 31, 2008, we recorded equity earnings of $29.0 million from CIG and $29.8 million from SNG, compared to equity earnings of $2.1 million from CIG and $2.6 million from SNG for the year ended December 31, 2007. We began recording equity earnings from our 10 percent general partner interests in CIG and SNG on November 21, 2007, the date these interests were contributed to us from El Paso in connection with our initial public offering. We began recording equity earnings on our additional 30 percent general partner interest in CIG and additional 15 percent general partner interest in SNG on September 30, 2008, the date we acquired these additional interests from El Paso.
Interest and Debt Expense
     During 2008, our interest and debt expense related primarily to amounts borrowed under our credit facility entered into in November 2007. For the year ended December 31, 2008, we had an average balance outstanding under our credit facility of approximately $517 million and an average interest rate of 3.3%. Also contributing to the increase was $175.0 million of senior unsecured notes and a $10.0 million note payable to El Paso issued in September 2008 in conjunction with the acquisition of additional interests in CIG and SNG. The $175.0 million of senior unsecured notes had an average interest rate of 7.8% in 2008. For a further discussion of our long-term financing obligations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4.
     During 2007 and 2006, our interest and debt expense included affiliated interest expense related primarily to amounts borrowed under the El Paso cash management program. Prior to our initial public offering, we participated in El Paso’s and its subsidiaries’ cash management programs. Affiliated interest expense for the years ended December 31, 2007 and 2006 was $7.5 million and $6.5 million. The increase was due to higher average short-term interest rates and higher average advances from El Paso. The average short-term rates increased from 5.7% in 2006 to 6.2% in 2007, and we had an average advance balance of $120.5 million at December 31, 2007. In 2007, WIC repaid the outstanding balance and is no longer a participant in El Paso’s cash management programs.

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
     We also believe that the non-GAAP financial measure described above is useful to investors because this measurement is used by many companies in the industry as a measurement of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded partnerships within the industry.
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
     The table below provides our calculation of Distributable Cash Flow for the year ended December 31, 2008.

Year Ended
December 31, 2008
(In millions)
Net income	$114.5
Add: Interest and debt expense, net	22.9

EBIT	137.4
Add:
Depreciation and amortization	26.1
Distributions declared by CIG and SNG	67.9
Less:
Equity earnings from CIG and SNG	(58.8)

Adjusted EBITDA	172.6

Less:
Cash interest expense, net	(22.9)
Maintenance capital expenditures	(1.3)
Other, net (1)	(2.2)

Distributable Cash Flow	$146.2

(1)	Includes certain non-cash items such as AFUDC equity and other items.

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
     Our sources of liquidity currently include cash generated from our operations, quarterly cash distributions received from our equity investees (CIG and SNG), our $20 million note receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. As of December 31, 2008, our remaining availability under the credit facility is approximately $150 million. As part of our determination of available capacity under our credit agreements, we completed an assessment of the available lenders under the credit facility. Based on our assessment, we have determined the potential exposure to a loss of available capacity to be approximately $15 million. This assessment is based upon the fact that one of our lenders has failed to fund previous requests under this facility and has filed for bankruptcy. Based on this assessment as of December 31, 2008, our available capacity noted above was reduced to reflect the potential exposure to a loss of available capacity of approximately $15 million assuming this lender continues to fail to fund the facility.
     Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through 2009. The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Based on the liquidity available to us under our existing committed revolving credit facility, we do not anticipate having a need to directly access the financial markets in 2009 for any of our operating activities or expansion capital needs. However, prolonged restricted access to the financial markets could impact our ability to grow our distributable cash flow through acquisitions. Additionally, although the impacts are difficult to quantify at this point, a downward trend in the global economy could have adverse impacts on natural gas consumption and demand. However, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base at WIC, CIG, and SNG that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas.  For further detail on our operations including risk factors including adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see Part 1, Item 1A, Risk Factors.
     We believe that cash flows from operating activities, including the cash distributions received from CIG and SNG, availability under our credit facility and our note receivable from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for 2009.
     CIG and SNG, our investees, participate in El Paso’s cash management programs and are required to make quarterly distributions of their available cash to their partners, including us. For 2009, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso, together with capital contributions from its partners, including us, to fund their capital investment needs. We estimate that we will make capital contributions to CIG and SNG of approximately $40 million in 2009. Prior to our initial public offering, WIC had funding available through El Paso and its subsidiaries’ cash management program, which was repaid in connection with our formation.
     Overview of Cash Flows. Our cash flow activities for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In millions)
Net cash provided by operating activities	$96.0	$77.1	$53.7
Net cash used in investing activities	(312.0)	(160.3)	(73.5)
Net cash provided by financing activities	222.3	87.8	19.5
     Operating Activities. For the year ended December 31, 2008, cash flow from operating activities was higher as compared to the same period in 2007 as a result of the impact of the Kanda lateral and related compression expansion project placed into service in January 2008 and increased contracted capacity on the Piceance lateral. In addition, we received cash distributions from CIG and SNG of $29.8 million, net of returns of capital. For the year ended December 31, 2007 as compared to the same period in 2006, cash flow from operating activities was higher as a result of both the impact of the Piceance lateral expansion project placed into service in March 2006 and the effects of working capital changes.
     Working Capital. Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been and will continue to be primarily driven by changes in accounts receivable and accounts payable, fuel and related gas balance items and other items. These changes are primarily impacted by such factors as credit, the timing of collections from customers and the level of spending for maintenance, operational gas and expansion activity. Changes in the terms of our transportation arrangements have a direct impact on our cash flows from operations due to their impact on net income, along with the resulting changes in working capital. A material adverse change in operations or available financing may impact our ability to fund our requirements for liquidity and capital resources.
     As of December 31, 2008, we had a working capital surplus of $40.7 million compared to a working capital deficit of $26.4 million at December 31, 2007. The working capital surplus at December 31, 2008 was primarily related to the balance of a note receivable from El Paso distributed to us from CIG prior to our acquisition of additional interests in CIG and SNG. In 2008, we made payments of amounts previously accrued in 2007 for the Kanda lateral expansion, which was funded by borrowings under our credit facility. In November 2007, we repaid our affiliated balances due to CIG with proceeds from a new note from El Paso entered into prior to our initial public offering. Our note to El Paso was repaid in November 2007 using a portion of the proceeds from borrowings from our credit facility.
     Investing Activities. In 2008, cash flow used in investing activities was higher as compared to the same periods in 2007 as a result of $254.3 million paid to El Paso in conjunction with our acquisition of additional interests in CIG and SNG. Our remaining investing activities in each annual period can be attributed primarily to our expansion capital expenditures. In 2008, these expenditures relate primarily to the completion of our Kanda lateral and mainline compression expansion and our Medicine Bow compression expansion. In 2007, these expenditures relate primarily to our Kanda lateral and mainline compression expansion.
     Capital Expenditures. Our cash capital expenditures for the year ended December 31, 2008 and those planned for 2009 are as follows:

		Expected
	2008	2009
	(In millions)
Maintenance	$1.3	$2
Expansion	82.7	64

Total	$84.0	$66

     Our expected 2009 expansion capital expenditures of $64 million include amounts primarily related to our Piceance lateral expansion. We are also evaluating additional projects. We expect to spend approximately $2 million in each of the next three years beginning in 2009 for maintenance capital expenditures. While we expect to fund these maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our note receivable from El Paso. Additionally, as previously discussed, we estimate that we will make capital contributions to CIG and SNG of approximately $40 million in 2009. As discussed above, we do not anticipate having a need to directly access the financial markets in 2009 to fund our expansion capital needs.
     Financing Activities. Net cash provided by financing activities during 2008 resulted from additional borrowings of $303.9 million, of which $240 million was used to partially fund our acquisition of additional interests in CIG and SNG. For a further discussion of our long-term financing obligations, see Item 8 Financial Statements and Supplementary Data, Note 4. In addition, we received $15 million from the issuance of common units in conjunction with the acquisition of additional CIG and SNG interests. These cash inflows were partially offset by distributions of $96.1 million made to our unitholders during 2008.
     Prior to our initial public offering, all of our cash flow was advanced through the cash management program of El Paso and its subsidiaries. As a result, changes in cash flow from operations and investing activities impacted our cash flow from financing activities related to changes in our notes payable to affiliate.

     In connection with the initial public offering in November 2007, we received net proceeds of $537 million from the issuance of common units. We used the net proceeds from the common unit offering, together with proceeds of approximately $425 million borrowed under our unsecured 5-year $750 million revolving credit facility (Credit Facility) to repay notes payable to El Paso of $225 million and distribute $737 million to El Paso, in part to reimburse El Paso for capital expenditures incurred prior to our offering. We had outstanding borrowings under the Credit Facility of $584.9 million and $455.0 million as of December 31, 2008 and 2007. Borrowings under the Credit Facility are guaranteed by us. Our cost of borrowing is LIBOR plus 0.425 percent based on our leverage at December 31, 2008. We also pay an annual utilization and commitment fee of 0.225 percent. For a discussion of our most restrictive covenants under this facility, refer to Item 8, Financial Statements and Supplementary Data, Note 4.
Unconsolidated Affiliates
     Capital Requirements. CIG’s and SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from CIG’s and SNG’s partners (including us), if necessary. CIG’s and SNG’s uses of cash primarily include capital expenditures, debt service, and distributions to partners. For 2009, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso, together with capital contributions from its partners, including us, to fund their capital investment needs. We estimate that we will make capital contributions to CIG and SNG of approximately $40 million in 2009. The balance of the notes receivable under El Paso’s cash management programs was approximately $179 million for CIG and $136 million for SNG as of December 31, 2008. CIG’s and SNG’s capital expenditures, including committed projects, and other projects, for the year ended December 31, 2008 and those planned for 2009 are as follows:

		Anticipated
	2008	2009
	(In millions)
CIG
Maintenance	$26	$37
Expansion	108	103

Total	$134	$140

SNG
Maintenance	$63	$74
Expansion/Other	71	100
Hurricanes	4	(4)

Total	$138	$170

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Part II, Item 8, Financial Statements and Supplementary Data, Note 6.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing entities or structures to third parties and maintain no debt obligations that contain provisions requiring accelerated payment of the related obligation in the event of specified declines in credit ratings.
Contractual Obligations
     We are party to various contractual obligations, a portion of which are reflected in our financial statements, such as long-term debt and our capital lease. Other obligations, such as capital commitments and demand charges under transportation commitments, are not reflected on our balance sheet. The following table and discussion that follows summarizes our contractual cash obligations as of December 31, 2008 for each of the periods presented:

	Due in	Due in	Due in
	Less Than	1-3	3-5
Contractual Obligations	1 Year	Years	Years	Thereafter	Total
	(in millions)
Long-term debt
Principal	$—	$37.0	$732.9	$—	$769.9
Interest	18.7	37.8	23.9	—	80.4
Capital lease	1.3	2.5	2.2	8.9	14.9
Capital commitments	4.8	—	—	—	4.8
Transportation commitments	8.8	18.8	19.3	54.8	101.7

Total	$33.6	$96.1	$778.3	$63.7	$971.7

•	Long-Term Debt (Principal and Interest). Long-term debt obligations represent stated maturities of amounts borrowed under our revolving credit facility and senior unsecured notes issued in conjunction with the acquisition of additional interests in CIG and SNG. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rates for fixed rate debt, (ii) current market interest rates and the contractual credit spread for our variable rate debt. For a further discussion of our debt obligations see Item 8, Financial Statements and Supplementary Data, Note 4.

•	Capital Lease. Effective December 1, 1999, we leased a compressor station under a capital lease from an affiliate of CIG, WYCO. The compressor station lease expires November 2029. For a further discussion of our capital lease obligations see Item 8, Financial Statements and Supplementary Data, Note 4.

•	Capital Commitments. At December 31, 2008, our capital commitments consisted primarily of our Piceance lateral expansion project. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

•	Transportation Commitments. At December 31, 2008, our transportation commitments consisted of our agreements for capacity on a third party pipeline system.

Critical Accounting Policies and Estimates
     The accounting policy discussed below is considered by management to be critical to an understanding of our financial statements as, of our current accounting policies, its application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material impact on our results of operations, partners’ capital or cash flows. For additional information concerning our other accounting policies, please read the notes to the financial statements included in Item 8, Financial Statements and Supplementary Data, Note 1.
     Cost-Based Regulation. We account for our regulated operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We periodically evaluate the applicability of SFAS No. 71, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.
New Accounting Pronouncements Issued But Not Yet Adopted
     See Item 8, Financial Statements and Supplementary Data, Note 1 under New Accounting Pronouncements Issued But Not Yet Adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is exposure to changing interest rates. The table below shows the maturity of the carrying amounts and related weighted-average interest rates on our long-term interest-bearing securities by expected maturity date as well as the total fair value of those securities. The fair value on our fixed and variable rate obligations have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2008								December 31, 2007
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair	Carrying	Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value	Amounts	Value
	(In millions)
Long-term debt and other obligations, including current portion — fixed rate	$0.5	$0.5	$37.5	$15.5	$88.5	$5.4	$147.9	$136.4	$8.4	$8.4
Average interest rate	11.9%	11.9%	7.8%	8.1%	8.0%	11.9%
Long-term debt and other obligations, including current portion — variable rate	$—	$—	$—	$629.9	$—	$—	$629.9	$488.2	$455.0	$455.0
Average interest rate				3.9%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index
     Below is an index to the items contained in Part II, Item 8, Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, ^ 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited the accompanying consolidated balance sheets of El Paso Pipeline Partners, L.P. (the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Pipeline Partners, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), El Paso Pipeline Partners, L.P.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited El Paso Pipeline Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). El Paso Pipeline Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, El Paso Pipeline Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of El Paso Pipeline Partners, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008 of El Paso Pipeline Partners, L.P. and our report dated February 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2009

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$141.1	$110.4	$97.7
Operating expenses
Operation and maintenance	33.6	27.8	14.3
Depreciation and amortization	26.1	15.7	14.2
Taxes, other than income taxes	4.3	3.8	2.1

	64.0	47.3	30.6

Operating income	77.1	63.1	67.1
Earnings from unconsolidated affiliates	58.8	4.7	—
Other income, net	1.5	7.4	3.6
Interest and debt expense, net	(22.9)	(9.6)	(5.5)

Net income	$114.5	$65.6	$65.2

Net income per limited partner unit — Basic and Diluted:
Common units	$1.22	$0.13
Subordinated units	$1.22	$0.09
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions, except units)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$10.9	$4.6
Accounts receivable
Customer, net of allowance of $0.5 in 2008 and $0.7 in 2007	13.7	11.6
Affiliates	21.5	0.8
Other	1.8	—
Regulatory assets	10.1	—
Other	4.1	4.6

Total current assets	62.1	21.6

Property, plant and equipment, at cost	867.6	805.6
Less accumulated depreciation and amortization	221.3	193.4

Total property, plant and equipment, net	646.3	612.2

Other assets
Investment in unconsolidated affiliates	715.9	258.5
Regulatory assets	8.3	9.0
Other	2.0	1.2

	726.2	268.7

Total assets	$1,434.6	$902.5

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$6.6	$2.2
Affiliates	2.1	3.8
Other	4.5	32.1
Accrued interest	3.6	0.7
Taxes payable	1.8	2.4
Contractual deposits	1.7	0.7
Regulatory liabilities	—	4.9
Other	1.1	1.2

Total current liabilities	21.4	48.0

Other liabilities
Long-term financing obligations, including capital lease obligation	777.3	462.9
Other liabilities	1.5	0.3

	778.8	463.2

Commitments and contingencies (Note 6)
Partners’ capital
Common units (issued 84,970,498 units in 2008 and 57,187,786 in 2007)	1,064.8	831.8
Subordinated units (issued 27,727,411 units in 2008 and 2007)	289.4	284.1
General partner units (issued 2,299,526 units in 2008 and 1,732,963 in 2007)	(719.8)	(724.6)

Total partners’ capital	634.4	391.3

Total liabilities and partners’ capital	$1,434.6	$902.5

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Cash flows from operating activities
Net income	$114.5	$65.6	$65.2
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	26.1	15.7	14.2
Earnings from unconsolidated affiliates, adjusted for cash distributions	(29.0)	(4.7)	—
Other non-cash income items	(1.7)	(4.8)	—
Asset and liability changes
Accounts receivable	(4.4)	0.4	(0.4)
Accounts payable	0.6	—	(4.1)
Regulatory assets	(9.6)	1.5	(4.2)
Regulatory liabilities	(5.0)	1.3	(11.4)
Other, net	4.5	2.1	(5.6)

Net cash provided by operating activities	96.0	77.1	53.7

Cash flows from investing activities
Capital expenditures	(84.0)	(160.3)	(73.5)
Cash paid to acquire additional equity interests	(254.3)	—	—
Returns of capital on investment in unconsolidated affiliates	15.4	—	—
Net change in notes receivable from affiliates	9.8	—	—
Other	1.1	—	—

Net cash used in investing activities	(312.0)	(160.3)	(73.5)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	174.0	—	—
Net proceeds from borrowings under credit facility	129.9	453.9	—
Net proceeds from issuance of common units	15.0	537.2	—
Payments to retire long-term debt, including capital lease obligations	(0.5)	(0.5)	(0.5)
Distributions	(96.1)	(792.3)	(10.3)
Net change in notes payable to affiliate	—	(110.5)	30.3

Net cash provided by financing activities	222.3	87.8	19.5

Net change in cash and cash equivalents	6.3	4.6	(0.3)
Cash and cash equivalents
Beginning of period	4.6	—	0.3

End of period	$10.9	$4.6	$—

Supplemental cash flow information
Interest paid, net of capitalized amounts	$19.3	$8.9	$5.5
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In millions, except units)

		Partners’ Capital
	Partners’				Total
	Capital	Limited Partners		General	Partners’
	(pre-IPO)	Common	Subordinated	Partner	Capital
Balance at January 1, 2006	272.2	—	—	—	—

Net income	65.2	—	—	—	—
Distributions	(10.4)	—	—	—	—

Balance at December 31, 2006	327.0	—	—	—	—

Net income	56.8	—	—	—	—

Balance at November 20, 2007	383.8	—	—	—	—

Contribution of interests in CIG and SNG	253.7	—	—	—	—
Conversion to El Paso Pipeline Partners, L.P.	(580.6)	288.1	280.9	11.6	580.6
Issuance of common units, net of issuance costs	—	537.2	—	—	537.2
Distributions	(56.9)	—	—	(736.4)	(736.4)
Net income	—	6.5	3.2	0.2	9.9

Balance at December 31, 2007	—	831.8	284.1	(724.6)	391.3

Contribution of additional interests in CIG and SNG	—	205.2	—	4.5	209.7
Issuance of common units	—	15.0	—	—	15.0
Distributions	—	(66.1)	(28.0)	(2.0)	(96.1)
Net income	—	78.9	33.3	2.3	114.5

Balance at December 31, 2008	$—	$1,064.8	$289.4	$(719.8)	$634.4

	Unit Reconciliation
				Total
	Limited Partner Units		General	Partners’
	Common	Subordinated	Partner	Capital
Balance at December 31, 2006	—	—	—	—

Formation of El Paso Pipeline Partners, L.P.	28,437,786	27,727,411	1,732,963	57,898,160
Issuance of units to public	28,750,000	—	—	28,750,000

Balance at December 31, 2007	57,187,786	27,727,411	1,732,963	86,648,160

Unit based compensation to non-employee directors	21,101	—	—	21,101
Issuance of units to public	873,000	—	—	873,000
Acquisition of additional interests in CIG and SNG	26,888,611	—	566,563	27,455,174

Balance at December 31, 2008	84,970,498	27,727,411	2,299,526	114,997,435

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Initial Public Offering
     We own a 100 percent ownership interest in Wyoming Interstate Company, Ltd. (WIC), an interstate natural gas system. In November 2007, El Paso Corporation (El Paso) contributed to us, at their historical cost, 10 percent general partner interests in each of Colorado Interstate Gas Company (CIG) and Southern Natural Gas Company (SNG) which consist of interstate natural gas pipeline systems and related storage facilities. In connection with our initial public offering, we issued 28.8 million common units to the public for approximately $537 million, net of issuance costs and expenses. We used the net proceeds from the common unit offering, together with proceeds of approximately $425 million borrowed under our revolving credit facility (Note 4), to primarily repay notes payable to El Paso of $225 million and distribute $737 million to El Paso, in part to reimburse El Paso for capital expenditures incurred prior to our initial public offering related to the assets contributed to us.
Acquisition
     On September 30, 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG. The acquisition increased our interest in CIG to 40 percent and our interest in SNG to 25 percent. El Paso operates these systems and owns the remaining general partner interests in CIG and SNG. For a further discussion of this acquisition, see Note 2.
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate WIC, our wholly owned subsidiary, and account for our investments in CIG and SNG using the equity method of accounting based on our ability to exert significant influence over, but not control, CIG and SNG. Both the contribution of CIG and SNG interests in conjunction with the initial public offering and the September 2008 acquisition of additional interests were recorded at their historical cost since the transactions were between entities under common control. For periods prior to the closing of the initial public offering, the consolidated financial statements presented herein were prepared from the separate records maintained by WIC, which has been treated as the predecessor entity to El Paso Pipeline Partners, L.P. Accordingly, our financial statements reflect the historical financial results of WIC for the three year period ended December 31, 2008 and earnings from unconsolidated affiliates reflect our 10 percent ownership in CIG and SNG from the date of their contribution to us on November 21, 2007 through September 30, 2008, and our 40 percent ownership in CIG and 25 percent ownership in SNG beginning on the date of our acquisition of additional interests on September 30, 2008.
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

Regulated Operations
     Our interstate natural gas pipelines and storage operations are subject to the jurisdiction of the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under a FERC-approved tariff, which establishes rates, cost recovery mechanisms, terms and conditions of service to our customers. The fees or rates established under our tariff are a function of our costs of providing service to our customers, including a reasonable return on our invested capital. We apply the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include an equity return component on regulated capital projects, fuel recovery mechanism and related gas cost and other costs included in, or expected to be included in, future rates.
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
     Imbalances due from others are reported in the balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported in the balance sheet as either trade accounts payable or accounts payable to affiliates. We classify all imbalances as current as we expect them to be settled within a year.
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
     At December 31, 2008 and 2007, we had approximately $21.4 million and $51.4 million of construction work in progress included in our property, plant and equipment.
     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to the construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on the average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2008, 2007 and 2006 were $0.4 million, $1.8 million and $1.0 million. These debt amounts are included as a reduction to interest and debt expense in the income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during each of the years ended December 31, 2008, 2007 and 2006 were $1.7 million, $4.8 million and $2.3 million. These equity amounts are included as other non-operating income in our income statement.
Asset and Investment Impairments
     We evaluate our assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of long-lived assets’ carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and the established time frame for completing the sale, among other factors.
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
     We are required to operate and maintain our natural gas pipeline system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2008 and 2007 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
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

New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2008, the following accounting standards had not yet been adopted by us:
     Fair Value Measurements. We have adopted the provisions of SFAS No. 157, Fair Value Measurements in measuring the fair value of financial assets and liabilities in the financial statements. We have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities until January 1, 2009, the adoption of which will not have a material impact on our financial statements.
     Earnings per Unit. In March 2008, the Emerging Issues Task Force reached a consensus on EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, which provides guidance for how to allocate earnings to the participating securities of a master limited partnership and compute net income per unit using the two-class method when the partnership agreement contains incentive distribution rights. We will adopt the provisions of this guidance on January 1, 2009 and retrospectively apply to all periods presented. We are currently evaluating the impact that this standard will have on our earnings per unit.
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
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interest subsequently renamed “noncontrolling interest” in the financial statements. This standard requires that noncontrolling interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that noncontrolling interest be presented as a separate caption in the income statement. This standard also requires all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. We will adopt the provisions of this standard effective January 1, 2009, and we do not believe that the adoption of this standard will have a material impact on our financial statements.
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
     Acquisition of Additional Interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso for $736 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10 million note payable and $254 million of cash. We financed the $254 million cash payment through the issuance of $175 million of private placement debt, $65 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15 million.
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
     Our proportionate share of the operating results of CIG and SNG has been reflected as earnings from unconsolidated affiliates in our financial statements since the date the respective interests were contributed to us. The following summary unaudited pro forma consolidated results of operations for the two years ended December 31, 2008 and 2007, reflect our historical revenues, net income and net income per unit on a pro forma basis assuming the initial contribution of 10 percent interests in CIG and SNG, the subsequent acquisition of a 30 percent interest in CIG and a 15 percent interest in SNG, and directly related conveyance and financing transactions occurred effective January 1, 2007. This summary unaudited pro forma financial information does not include entities and operations that were part of CIG and SNG prior to the contribution of these interests to us. Additionally, we have not reflected the incremental general and administrative expense of being a publicly traded entity. For purposes of pro forma earnings per unit, 84,949,405 common units and 27,727,397 subordinated units were assumed to have been outstanding for the year ended December 31, 2008, and 84,949,397 common units and 27,727,411 subordinated units were assumed to have been outstanding for the year ended December 31, 2007. Dilutive common units outstanding did not have a material effect on our pro forma earnings per unit. Additionally, the pro forma net income per unit calculations are performed without regard to arrearages of distributions. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the contributions and acquisitions been made on January 1, 2007, nor are they necessarily indicative of future operating results.

	Year Ended December 31,
	2008	2007
	(In millions, except per unit amounts)
	(Unaudited)
Revenues	$141.1	$110.4
Net income	156.7	129.1
Net income per limited partner unit — Basic and Diluted
Common units	1.36	1.15
Subordinated units	1.36	1.04
3. Earnings Per Unit and Cash Distributions
     Earnings per unit. We calculate net income per limited partner unit in accordance with Emerging Issues Task Force Issue No. 03-6 (EITF No. 03-6), Participating Securities and the Two-Class Method under FASB Statement No. 128. Undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. Earnings per limited partner unit are computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. The limited partners’ interest in net income is determined by first allocating net income to the general partner based upon the general partner’s ownership interest. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of December 31, 2008, we had 21,101 restricted units outstanding, a portion of which were dilutive for the year ended December 31, 2008. No potentially dilutive securities existed as of December 31, 2007.
     Below is the allocation of net income, limited partners’ interests in net income, and net income per limited partner unit, based on the number of basic and diluted limited partner units outstanding for the years ended December 31, 2008.

	Year Ended December 31,
	2008	2007(1)
	((In millions, except units and per unit amounts)
Allocation of Net Income:
Net income allocation	$114.5	$9.9
Less: general partner’s interest in net income	2.3	0.2

Limited partners’ interest in net income	$112.2	$9.7

Calculation of Limited Partners’ Interest in Net Income:
Net income allocable to common units	$78.4	$7.3
Net income allocable to subordinated units	33.8	2.4

Limited partners’ interest in net income	$112.2	$9.7

Net income per limited partner unit — Basic and Diluted:
Common units	$1.22	$0.13
Subordinated units	$1.22	$0.09

Weighted average limited partner units outstanding — Basic:
Common units	64,241,973	57,187,786
Subordinated units	27,727,411	27,727,411

Weighted average limited partner units outstanding —Diluted:
Common units	64,243,162	57,187,786
Subordinated units	27,727,411	27,727,411

(1)	Amounts for 2007 are calculated from the date of the initial public offering to December 31, 2007. See Note 2 for 2007 pro forma earnings per unit.
     Subordinated units. All of the subordinated units are held by a wholly owned subsidiary of El Paso. Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.28750 per common unit, which is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. The subordination period will end and the subordinated units will convert to common units, on a one-for-one basis when certain distribution requirements, as defined in the partnership agreement, have been met.
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

     Cash Distributions to Unitholders The table below shows the distributions to our common and subordinated unitholders:

Quarter Ended	Total Quarterly Distribution Per Unit	Date of Distribution
December 31, 2007(1)	$0.12813	February 2008
March 31, 2008	0.28750	May 2008
June 30, 2008	0.29500	August 2008
September 30, 2008	0.30000	November 2008
December 31, 2008	0.32000	February 2009

(1)	The December 31, 2007 distribution of $0.12813 per unit was prorated for the period beginning with the closing of our initial public offering through December 31, 2007.
     The distribution for the quarter ended December 31, 2008 was paid to all outstanding common and subordinated units on February 13, 2009 to unitholders of record at the close of business on January 31, 2009.
4. Long-Term Financing Obligations
     Our long-term financing obligations are as follows:

	As of December 31,
	2008	2007
	(in millions)
Revolving credit facility, variable due 2012	$584.9	$455.0
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	—
Notes, variable due 2012, LIBOR plus 3.5%	35.0	—
Notes, 7.76%, due 2011	37.0	—
Notes, 7.93%, due 2012	15.0	—
Notes, 8.00%, due 2013	88.0	—
Capital lease obligation, net of current maturities	7.4	7.9

Total long-term financing obligations, including capital lease obligation	$777.3	$462.9

     Credit Facility. In November 2007, we entered into an unsecured 5-year revolving credit facility (Credit Facility) with an initial aggregate borrowing capacity of up to $750 million expandable to $1.25 billion for certain expansion projects and acquisitions. Borrowings under the Credit Facility are guaranteed by certain of our subsidiaries. We have approximately $585 million outstanding under the Credit Facility as of December 31, 2008.
     As of December 31, 2008, our remaining availability under the Credit Facility is approximately $150 million. As part of our determination of available capacity under our credit agreement, we completed an assessment of the available lenders under the Credit Facility. Based on our assessment, we have determined the potential exposure to a loss of available capacity to be approximately $15 million. This assessment is based upon the fact that one of our lenders has failed to fund previous requests under this facility and has filed for bankruptcy. Based on this assessment as of December 31, 2008, our available capacity noted above was reduced to reflect the potential exposure to a loss of available capacity of approximately $15 million assuming this lender continues to fail to fund the facility.
     The credit facility has two pricing grids, one based on credit ratings and the other based on leverage. As of December 31, 2008, the leverage pricing grid was in effect and our cost of borrowing was LIBOR plus 0.425 percent based on our leverage. We also pay an annual utilization and commitment fee of 0.225 percent. At December 31, 2008, our all-in borrowing rate was 1.4 percent.

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
     Other Debt Obligations In September 2008, we issued $175.0 million of senior unsecured notes and a $10.0 million note payable to El Paso as partial funding for the acquisition of additional interests in CIG and SNG as discussed in Note 2. Our restrictive covenants under these debt obligations are substantially the same as the restrictive covenants under our Credit Facility, with the exception of the requirement to maintain an interest coverage ratio (consolidated EBITDA (as defined in the Note Purchase Agreement) to interest expense) of greater than or equal to 1.50 to 1.00 for any four consecutive fiscal quarters.
     Capital Lease. Effective December 1, 1999, WIC leased a compressor station under a capital lease from WYCO Development LLC (WYCO), CIG’s 50 percent owned affiliate. The compressor station lease expires in November 2029. The total original capitalized cost of the lease was $12.0 million. As of December 31, 2008, we had a net book value of approximately $7.9 million related to this capital lease. Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2008 are as follows:

Year Ending December 31,	(In millions)
2009	$1.3
2010	1.3
2011	1.2
2012	1.1
2013	1.1
Thereafter	8.9

Total minimum lease payments	14.9
Less: amount representing interest	(7.0)

Present value of net minimum lease payments	$7.9

5. Fair Value of Financial Instruments

	As of December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term financing obligations, including current maturities	$777.8	$624.6	$463.4	$463.4
     As of December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables represented fair value because of the short-term nature of these instruments. At December 31, 2008, we had a note receivable from El Paso of $20.2 million, with a variable interest rate of 3.2% that is due upon demand. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the market-based nature of its interest rate and the fact that it is a demand note. We estimate the fair value of our debt based on quoted market prices for the same or similar issues.
6. Commitments and Contingencies
Legal Proceedings
     WIC Line 124A Rupture. On November 11, 2006, a bulldozer driver ran into and ruptured WIC’s Line 124A near Cheyenne, Wyoming resulting in an explosion and fire, and the subsequent death of the driver. The driver was working for a construction company hired by Rockies Express Pipeline, LLC to construct its new pipeline in a corridor substantially parallel to WIC’s Line 124A. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an investigation into the incident, with which we fully cooperated. In March 2008, we received from PHMSA a Notice of Probable Violation with a proposed fine of $3.4 million. In October 2008, a hearing was held at which we contested the proposed fine. We have completed the post-hearing briefing and PHMSA has taken the matter under consideration. We expect to receive a final order in 2009.
     In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of December 31, 2008, we accrued approximately $1.2 million for our outstanding legal matters.
Regulatory Matters
     Fuel Recovery Mechanism Effective April 1, 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of certain imbalance revaluations and related gas balance items.
     Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the EPA is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Additionally, lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

Other Commitments
     Capital Commitments. At December 31, 2008, we had capital commitments of $4.8 million related primarily to our Piceance lateral expansion project. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
     Transportation Commitments. At December 31, 2008, we had transportation agreements of $101.7 million for capacity on a third party pipeline system, providing for the availability of pipeline transportation capacity through September 30, 2020.
     Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to our results of operations.
7. Transactions with Major Customers
     The following table shows revenues from major non-affiliated customers for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
Williams Gas Marketing, Inc.	$41.9	$29.6	$23.9
Anadarko Petroleum Corporation and Subsidiaries	29.6	18.7	14.9
8. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     In conjunction with our initial public offering of common units in November 2007, El Paso contributed to us, at their historical cost, 10 percent general partner interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso, as further discussed in Note 2. Our proportionate share of the operating results of CIG and SNG has been reflected as earnings from unconsolidated affiliates in our financial statements since the date the respective interests were contributed to us. We account for our investments in CIG and SNG using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of these investments.
Net Investment and Earnings

			Earnings from
	Investment		Unconsolidated Affiliates
	December 31,	December 31,	Year Ended December 31,
	2008	2007	2008	2007(1)
	(In millions)		(In millions)
CIG	$322.1	$104.3	$29.0	$2.1
SNG	393.8	154.2	29.8	2.6

Total	$715.9	$258.5	$58.8	$4.7

Summarized Financial Information

	CIG		SNG
	Year Ended December 31,		Year Ended December 31,
Results of operations	2008	2007(1)	2008	2007(1)
	(In millions)		(In millions)
Operating results data:
Operating revenues	$59.0	$4.2	$73.3	$5.9
Operating expenses	28.4	2.3	38.1	2.6
Income from continuing operations and net income	$29.0	$2.1	$29.8	$2.6

(1)	Amounts for 2007 are calculated from the date of the initial public offering to December 31, 2007. See Note 2 for 2007 pro forma earnings per unit.

	CIG		SNG
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Financial position data	(In millions)		(In millions)
Current assets	$61.8	$18.9	$26.3	$11.8
Non-current assets	555.5	158.0	630.9	268.5
Current liabilities	45.5	10.9	23.0	12.7
Long-term debt	190.0	57.5	227.4	109.8
Other non-current liabilities	68.6	4.2	13.0	3.6

Net assets	$313.2	$104.3	$393.8	$154.2

Transactions with Affiliates
     Distributions/Contributions. As further discussed in Note 1, in conjunction with our initial public offering in November 2007, 10 percent interests in CIG and SNG were contributed to us at their book value of $253 million and we made distributions to El Paso and it subsidiaries of $737 million using proceeds from the initial public offering and borrowings under our credit facility. In addition, we repaid affiliated notes payable with El Paso of $225 million. We also made additional distributions to El Paso of $56 million in November 2007.
     We received cash distributions from CIG and SNG of $19.1 million and $26.1 million during the year ended December 31, 2008, which includes $15.4 million of returns of capital from our investments. We also received a non-cash distribution of $30.0 million from CIG prior to the acquisition of additional CIG and SNG interests in September 2008, which we received in the form of a note receivable from El Paso, which is further discussed in Note Receivable and Payable with Affiliates below. In January 2009, we received distributions from CIG and SNG of $17.4 million and $8.8 million.
     Affiliate Revenues and Expenses. We provide natural gas transportation services to affiliates under long-term contracts. We entered into these contracts in the normal course of our business and the services are based on the same terms as non-affiliates.
     As described in Note 4, we lease a compressor station from CIG’s affiliate, WYCO.
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
     We also have entered into various operating and management agreements with El Paso related to the operation of our assets. The table below shows our affiliate revenues and expenses for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in millions)
Revenues from affiliates	$11.1	$9.1
WYCO lease payments	1.4	1.5
Operation and maintenance expense from affiliates	15.2	12.2
Affiliated interest (income) expense, net	(0.1)	7.5
     Cash Management Program. In 2007, WIC participated in El Paso’s cash management program. For the year ended December 31, 2007, we had an average balance of $120.5 million and an average short-term interest rate of 6.2%. In 2007, WIC repaid the outstanding balance in El Paso’s cash management program and no longer participates in that program.

     Notes Receivable and Payable with Affiliates. Prior to the acquisition of additional ownership interests in CIG and SNG, in September 2008, we received a non-cash distribution of $30.0 million from CIG in the form of a note receivable from El Paso. As of December 31, 2008 we had $20.2 million remaining on our note receivable from El Paso. This note is due upon demand and was classified as current on our balance sheet. The interest rate on this variable rate loan was 3.2% at December 31, 2008. As partial funding for the acquisition, we also issued a note payable to El Paso of $10.0 million. For a further discussion of the note payable, see Note 2 and Note 4.
     Other Affiliate Balances. We had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $2.1 million and $3.8 million at December 31, 2008 and 2007. Prior to November 2007, we participated in El Paso’s cash management program to settle intercompany transactions between participating affiliates.
9. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended				Year to
	March 31	June 30	September 30	December 31	Date
2008
Operating revenues	$33.7	$34.6	$34.7	$38.1	$141.1
Operating income	18.2	20.0	17.5	21.4	77.1
Earnings from unconsolidated affiliates (1)	15.1	7.1	7.0	29.6	58.8
Net income	27.6	23.0	20.8	43.1	114.5
Net income per limited partner unit-Basic and Diluted
Common	0.32	0.29	0.29	0.37	1.22
Subordinated	0.32	0.22	0.14	0.37	1.22

2007
Operating revenues	$26.4	$26.9	$27.6	$29.5	$110.4
Operating income	10.9	19.4	17.7	15.1	63.1
Earnings from unconsolidated affiliates (2)	—	—	—	4.7	4.7
Net income	10.1	19.1	17.4	19.0	65.6
Net income per limited partner unit-Basic and Diluted(3)
Common	—	—	—	0.13	0.13
Subordinated	—	—	—	0.09	0.09

(1)	We acquired an additional 30 percent interest in CIG and an additional 15 percent interest in SNG from El Paso on September 30, 2008.

(2)	El Paso contributed 10 percent ownership interests in CIG and SNG to us in November 2007.

(3)	Earnings per unit are based on income allocable to us subsequent to completion of our initial public offering through December 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2008, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at December 31, 2008. See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     The directors of our general partner oversee our operations. We presently have six directors, including non-management directors, two of whom are independent as defined under the independence standards established by the New York Stock Exchange and under our corporate governance guidelines. El Paso appoints all members to the board of directors of our general partner. The New York Stock Exchange does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and governance committee. However, the board of our general partner has a standing audit committee, described below.
     The independent board members comprise all of the members of the audit committee. The audit committee assists the board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee. The members of the audit committee also serve as a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee determines if the resolution of the conflict of interest is fair and reasonable to us. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.
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

Directors and Executive Officers of Our General Partner
     The following table sets forth information with respect to the directors and executive officers of our general partner as of February 27, 2009.

Name	Age	Position with El Paso Pipeline GP Company, L.L.C.
Ronald L. Kuehn, Jr.	73	Chairman of the Board
James C. Yardley	57	Director, President and Chief Executive Officer
Robert W. Baker	52	Executive Vice President and General Counsel
John R. Sult	49	Senior Vice President, Chief Financial Officer and Controller
James J. Cleary	54	Senior Vice President
Daniel B. Martin	52	Senior Vice President
Norman G. Holmes	52	Senior Vice President
Douglas L. Foshee	49	Director
D. Mark Leland	47	Director
Arthur C. Reichstetter	62	Director
William A. Smith	64	Director
     Ronald L. Kuehn, Jr. Mr. Kuehn has been Chairman of the Board of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Kuehn is also currently the Chairman of the Board of Directors for El Paso Corporation. Mr. Kuehn was Chairman of the Board and Interim Chief Executive Officer of El Paso Corporation from March 2003 to September 2003. From September 2002 to March 2003, Mr. Kuehn was a Lead Director of El Paso Corporation. From January 2001 to March 2003, he was a business consultant. Mr. Kuehn served as Chairman of the Board of El Paso from October 25, 1999 to December 31, 2000. Mr. Kuehn served as President and Chief Executive Officer of Sonat Inc. from June 1984 until his retirement on October 25, 1999. He was Chairman of the Board of Sonat Inc. from April 1986 until his retirement. Mr. Kuehn formerly served on the Board of Directors of Praxair, Inc., Dun & Bradstreet Corporation and Regions Financial Corporation.
     James C. Yardley. Mr. Yardley has been Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Yardley has been Executive Vice President of El Paso with responsibility for oversight of the regulated pipeline business since August 2006. He has served as President of Southern Natural Gas Company since May 1998 and President and Chairman of the Board of Tennessee Gas Pipeline since August 2006. Mr. Yardley has been a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company since their conversion to general partnerships in November 2007. He served as Vice President, Marketing and Business Development for Southern Natural Gas Company from April 1994 to April 1998. Prior to that time, Mr. Yardley worked in various capacities with Southern Natural Gas Company and Sonat Inc. beginning in 1978. Mr. Yardley is currently a member of the board of directors of Scorpion Offshore Ltd. He also serves as Chairman of the Board of Interstate Natural Gas Association of America.
     Robert W. Baker. Mr. Baker has been Executive Vice President and General Counsel of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President and General Counsel of El Paso since January 2004. From February 2003 to December 2003, he served as Executive Vice President of El Paso and President of El Paso Merchant Energy. He was Senior Vice President and Deputy General Counsel of El Paso from January 2002 to February 2003. Prior to that time, he worked in various capacities in the legal department of Tenneco Energy and El Paso beginning in 1983.
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

     James J. Cleary. Mr. Cleary has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a director and President of El Paso Natural Gas Company since January 2004. Mr. Cleary has been a member of the Management Committee of Colorado Interstate Gas Company since November 2007 and President since January 2004. He previously served as Chairman of the Board of both El Paso Natural Gas Company and Colorado Interstate Gas Company from May 2005 to August 2006. From January 2001 to December 2003, he served as President of ANR Pipeline Company. Prior to that time, Mr. Cleary served as Executive Vice President of Southern Natural Gas Company from May 1998 to January 2001. He also worked for Southern Natural Gas Company and its affiliates in various capacities beginning in 1979.
     Daniel B. Martin. Mr. Martin has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company since November 2007. Mr. Martin has been a director of El Paso Natural Gas Company and Tennessee Gas Pipeline Company since May 2005. He previously served as a director of Colorado Interstate Gas Company and Southern Natural Gas Company from May 2005 to November 2007. Mr. Martin has been Senior Vice President of Colorado Interstate Gas Company since January 2001, Senior Vice President of Southern Natural Gas Company and Tennessee Gas Pipeline Company since June 2000 and Senior Vice President of Southern Natural Gas Company since February 2000. He served as a director of ANR Pipeline Company from May 2005 through February 2007 and Senior Vice President of ANR Pipeline Company from January 2001 to February 2007. Prior to that time, Mr. Martin worked in various capacities with Tennessee Gas Pipeline Company beginning in 1978.
     Norman G. Holmes. Mr. Holmes has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Senior Vice President and Chief Commercial Officer since August 2006. He previously served as a director of Southern Natural Gas Company from November 2005 to November 2007. He served as Vice President, Business Development of Southern Natural Gas Company from 1999 to 2006 and as Vice President and Controller from 1995 to 1999. Prior to that time, Mr. Holmes worked in various capacities with Southern Natural Gas Company and Sonat, Inc. beginning in 1979.
     Douglas L. Foshee. Mr. Foshee has been Director of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Foshee has been President, Chief Executive Officer and a director of El Paso since September 2003. Prior to joining El Paso, Mr. Foshee served as Executive Vice President and Chief Operating Officer of Halliburton Company having joined that company in 2001 as Executive Vice President and Chief Financial Officer. Prior to Halliburton, Mr. Foshee served as President, Chief Executive Officer and Chairman of the Board of Nuevo Energy Company and Chief Executive Officer and Chief Operating Officer of Torch Energy Advisors Inc. Mr. Foshee presently serves as a director of Cameron International Corporation and is a trustee of AIG Credit Facility Trust. Mr. Foshee serves on the Federal Reserve Bank of Dallas, Houston Branch as a director. Mr. Foshee also serves on the Board of Trustees of Rice University and serves as a member of the Council of Overseers for the Jesse H. Jones Graduate School of Management. He is a member of the Greater Houston Partnership Board and Executive Committee. In addition, Mr. Foshee serves on the boards of Central Houston, Inc., Children’s Museum of Houston and the Texas Business Hall of Fame Foundation.
     D. Mark Leland. Mr. Leland has been Director of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Leland has been Executive Vice President and Chief Financial Officer of El Paso Corporation since August 2005. Mr. Leland served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. He served as Senior Vice President and chief operating officer of GulfTerra Energy Partners, L.P. and its general partner from January 2003 to December 2003, as Senior Vice President and Controller from July 2000 to January 2003, and as Vice President from August 1998 to July 2000. Mr. Leland has also worked in various capacities for El Paso Field Services and El Paso Natural Gas Company beginning in 1986.
     Arthur C. Reichstetter. Mr. Reichstetter has been Director of El Paso Pipeline GP Company, L.L.C. since November 2007. Mr. Reichstetter has been a private investment manager since 2007. Mr. Reichstetter had been Managing Director of Lazard Freres from April 2002 until his retirement on June 15, 2007. From February 1998 to January 2002, Mr. Reichstetter was a Managing Director with Dresdner Kleinwort Wasserstein, formerly Wasserstein Parella & Co. Mr. Reichstetter was a Managing Director with Merrill Lynch from March 1993 until his retirement in February 1996. Prior to that time, Mr. Reichstetter worked as an investment banker at The First Boston Corporation from 1974 until 1993, in various positions becoming a managing director with that company in 1982.
     William A. Smith. Mr. Smith has been Director of El Paso Pipeline GP Company, L.L.C. since May 2008. Mr. Smith is Managing Director and partner in Galway Group, L.P., an investment banking/energy advisory firm headquartered in Houston, TX. In 2002, Mr. Smith retired from El Paso Corporation, where he was an Executive Vice President and Chairman of El Paso Merchant Energy’s Global Gas Group. Mr. Smith had a 29 year career with Sonat Inc. prior to its merger with El Paso in 1999. At the time of the merger, Mr. Smith was Executive Vice President and General Counsel. He previously served as Chairman and President of Southern Natural Gas Company and as Vice Chairman of Sonat Exploration Company. Mr. Smith is currently a director of Eagle Rock Energy G&P LLC, a midstream/upstream master limited partnership and serves on that company’s audit committee.
     Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.
Audit Committee
     The board of directors of our general partner has a standing audit committee. All of the members are independent as defined under the independence standards established by the New York Stock Exchange. The audit committee is presently comprised of Messrs. Reichstetter and Smith. In addition, prior to his resignation on January 1, 2009, Mr. W. Matt Ralls served on the audit committee as an independent director. The audit committee plays an important role in promoting effective accounting, financial reporting, risk management and compliance procedures and controls. Each member of the audit committee meets the financial literacy standard required by the New York Stock Exchange rules and at least one member qualifies as having accounting or related financial management expertise. The board of directors of our general partner has affirmatively determined that Mr. Reichstetter satisfies the definition of “audit committee financial expert,” as defined by SEC rules, and has designated him as an “audit committee financial expert.”
Corporate Governance Guidelines and Code of Ethics
     Our Corporate Governance Guidelines, provide the framework for the effective governance of our partnership. We adopted the Corporate Governance Guidelines, which apply to the board of directors of our general partner, as well as to persons performing services to us, to address matters including qualifications for directors, standards for independence of directors, responsibilities of directors, limitation on serving on other boards/committees, the composition and responsibility of committees, conduct and minimum frequency of board and committee meetings, management succession, director access to management and outside advisors, director compensation, equity ownership guidelines, director orientation and continuing education, and annual self-evaluation of the board, its committees and directors. The board of directors of our general partner recognizes that effective corporate governance is an on-going process, and the board will review and revise as necessary our Corporate Governance Guidelines annually, or more frequently if deemed necessary. Our Corporate Governance Guidelines may be found on our website at www.eppipelinepartners.com.
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
Executive Sessions of the Board and Communications by Interested Parties
     As set forth in our Corporate Governance Guidelines and in accordance with NYSE listing standards, the board of directors of our general partner holds executive sessions on a regular basis without management present. Mr. Ronald L. Kuehn, Jr., chairman of the board and a non-management director, presides over all executive sessions of the board.
     The board of directors of our general partner has established a process for interested parties to communicate with the board or any individual member thereof. Such communications should be in writing, addressed to the board or an individual director, c/o Ms. Marguerite Woung-Chapman, Corporate Secretary, P.O. Box 2511, Houston, TX 77252. The corporate secretary will forward such correspondence to the addressee.
Web Access
     We provide access through our website to current information related to corporate governance, including a copy of the charter of the audit committee of the board, our Corporate Governance Guidelines, our Code of Business Conduct, biographical information concerning each director, and other matters regarding our corporate governance principles. We also provide access through our website to all filing submitted by El Paso Pipeline Partners, L.P. to the SEC. Our website is www.eppipelinepartners.com, and access to this information is free of charge to the user (except for any internet provider or telephone charges). Copies will also be provided to any person upon request. Such requests should be in writing, addressed to El Paso Pipeline Partners, L.P., c/o Ms. Marguerite Woung-Chapman, Corporate Secretary, P.O. Box 2511, Houston, TX 77252. Information contained on our website is not part of this Annual Report on Form 10-K.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of our general partner and persons who beneficially own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2008.
NYSE Annual CEO Certification
The NYSE requires the Chief Executive Officer of each listed company to submit a certification indicating that the company is not in violation of the corporate governance listing standards of the NYSE on an annual basis. As required by the New York Stock Exchange corporate governance listing standards, in January 2009, James C. Yardley, the president and chief executive officer of our general partner, submitted a qualified certification to the New York Stock Exchange. The qualification related to Section 303A.07 of the NYSE Listed Company Manual, which requires that the audit committee of a listed company have a minimum of three members, each of whom satisfies the independence requirements set forth in Section 303A.02. Due to the resignation of W. Matt Ralls from the board of directors of our general partner on January 1, 2009, our general partner has only two independent directors serving on its audit committee. As such, effective January 1, 2009, the audit committee of our board’s general partner does not satisfy the requirements of Section 303A.07. We are working diligently to rectify this deficiency and expect to be in full compliance with Section 303A.07 as soon as reasonably practicable.
Additional Certifications
     The certifications of our chief executive officer and chief financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been included as exhibits to this report.
ITEM 11. EXECUTIVE COMPENSATION
     The executive officers of our general partner are also executive officers of El Paso or one of its pipeline subsidiaries. The compensation of the executive officers of our general partner is set by El Paso, and we have no control over the compensation determination process. The officers and employees of our general partner participate in employee benefit plans and arrangements sponsored by El Paso. Other than the Long-Term Incentive Plan described below, neither we nor our general partner have established any employee benefit plans and our general partner has not entered into employment agreements with any of its officers.
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
     Although we bear an allocated portion of El Paso’s costs of providing compensation and benefits to the El Paso employees who serve as the executive officers of our general partner, we have no control over such costs and cannot establish or direct the compensation policies or practices of El Paso. Each of these executive officers performs services for our general partner, as well as El Paso and its affiliates.
     We bore substantially less than a majority of El Paso’s costs of providing compensation and benefits to the Chief Executive Officer of our general partner (the principal executive officer), and the Chief Financial Officer of our general partner (the principal financial officer) during 2008.
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
     The LTIP authorizes the granting of unit options, restricted common units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The maximum number of our common units that may at any time be delivered or reserved for delivery under the LTIP is 1,250,000 common units. If any award expires, is canceled, exercised, paid or otherwise terminates without the delivery of common units, then the units covered by such award shall again be units with respect to which awards may be granted.
     The board of our general partner may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. The board of our general partner also has the right to alter or amend the LTIP or any part thereof from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The LTIP will expire on the earliest of (i) the date common units are no longer available under the LTIP for grants, (ii) termination of the LTIP by the board of our general partner or (iii) the date 10 years following its date of adoption.
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
     Cash Retainer. Each non-employee director of our general partner receives an annual retainer of $50,000, paid in quarterly installments. In addition, the chairman of the audit committee receives an additional retainer of $8,000 per year.
     Initial Equity Grant. Each non-employee director, upon joining the board, receives an initial long-term equity grant of restricted common units with a value of $50,000. The restricted common units are granted pursuant to the terms and conditions of the LTIP and vest in three (3) equal installments commencing on the last day of the calendar year of the year in which the grant was made and each of the following two anniversaries thereof. The initial equity grants for Messrs. Kuehn, Reichstetter and Ralls were made in January 2008, and the initial equity grant for Mr. Smith was made upon his appointment to the board in May 2008.
     Annual Equity Grant. In addition, commencing in 2008 and each year thereafter, each non-employee director who is serving on the board on December 1st will receive an annual grant of restricted common units with a value of $50,000. This annual award will be granted pursuant to the terms and conditions of the LTIP and will vest in full on the last day of the calendar year following the year in which the grant was made. The annual equity grants for Messrs. Kuehn, Reichstetter, Smith and Ralls were made on December 1, 2008.

Director Compensation Table
     The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2008 for their services on the board. The non-employee directors do not receive stock options or pension benefits.
Director Compensation
for the Year Ended December 31, 2008 (1)

	Fees Earned or		All Other
Name	Paid in Cash(2)	Stock Awards(3) (4)	Compensation(5)	Total
Ronald L. Kuehn, Jr.	$50,000	$34,331	$2,092	$86,423
Arthur C. Reichstetter	58,000	34,331	2,092	94,423
William A. Smith	37,500	31,025	1,294	69,819
W. Matt Ralls (6)	50,000	33,870	2,132	86,002

(1)	Employee directors do not receive any additional compensation for serving on the board of directors of our general partner; therefore no amounts are shown for Messrs. Foshee, Leland and Yardley. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our general partner does not consider the directors’ reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(2)	This column reflects the value of a director’s annual retainer, as well as the additional retainer for the chairman of the audit committee. Mr. Smith was appointed to the board of our general partner in May 2008, and therefore received a pro-rated retainer for services rendered in 2008.

(3)	The amount in this column represents the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R), of restricted common units granted in 2008.

(4)	The grant date fair value of the initial restricted unit grant made to Messrs. Kuehn and Reichstetter on January 9, 2008 was $50,011. The grant date fair value of the initial restricted unit grant made to Mr. Ralls on January 29, 2008 was $50,014. The grant date fair value of the initial restricted unit grant made to Mr. Smith on May 16, 2008 was $50,014. In addition, the grant date fair value of the annual restricted stock grants made to Messrs. Kuehn, Reichstetter, Smith and Ralls on December 1, 2008 was $50,007.

(5)	The amount in this column represents cash distributions received on unvested restricted common units.

(6)	Mr. W. Matt Ralls resigned from the board of directors of our general partner effective January 1, 2009. At the time of his resignation, his unvested restricted common units were forfeited.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the beneficial ownership of units of our partnership owned as of February 23, 2009 by:
•	each person known by us to be a beneficial owner of more than 5% of the units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
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
     The percentage of total units to be beneficially owned is based on 84,965,923 common units outstanding as of February 23, 2009.

		Percentage of		Percentage of	Percentage of
	Common	Common	Subordinated	Subordinated	Total Common
	Units	Units	Units	Units	and Subordinated
	Beneficially	Beneficially	Beneficially	Beneficially	Units Beneficially
Name of Beneficial Owner(1)	Owned	Owned	Owned	Owned	Owned
El Paso Corporation(2)	55,326,397	65.1%	27,727,411	100%	73.7%
Ronald L. Kuehn, Jr.	65,239	*	—	—%	*
James C. Yardley	10,000	*	—	—%	*
Robert W. Baker	5,000	*	—	—%	*
John R. Sult	10,000	*	—	—%	*
James J. Cleary	2,000	*	—	—%	*
Daniel B. Martin	—	*	—	—%	*
Norman G. Holmes	7,000	*	—	—%	*
Douglas L. Foshee	25,000	*	—	—%	*
D. Mark Leland	13,200	*	—	—%	*
Arthur C. Reichstetter	105,239	*	—	—%	*
William A. Smith	5,344	*	—	—%	*
All directors and executive officers as a group (eleven persons)	248,022	*	—	—%	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is El Paso Building, 1001 Louisiana Street, Houston, Texas 77002.

(2)	El Paso Corporation is the ultimate parent company of El Paso Pipeline Holding Company, L.L.C., the sole owner of the member interests of our general partner and El Paso Pipeline LP Holdings, L.L.C., the owner of 55,326,397 common units and 27,727,411 subordinated units. El Paso Corporation may, therefore, be deemed to beneficially own the units held by El Paso Pipeline LP Holdings, L.L.C.

     The following table sets forth, as of February 23, 2009, the number of shares of common stock of El Paso owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of	Shares		Percentage of
	Common	Underlying	Total Shares	Total Shares
	Stock	Options	of Common	of Common
	Owned	Exercisable	Stock	Stock
	Directly or	Within	Beneficially	Beneficially
Name of Beneficial Owner	Indirectly(1)	60 Days(2)	Owned	Owned(3)
Ronald L. Kuehn, Jr.	295,336 (4)	11,000	306,336	*
James C. Yardley	205,448	404,245	609,693	*
Robert W. Baker	278,950	580,632	859,582	*
John R. Sult	64,945	94,607	159,552	*
James J. Cleary	49,860	269,508	319,368	*
Daniel B. Martin	132,437	263,701	396,138	*
Norman G. Holmes	54,728	172,271	226,999	*
Douglas L. Foshee	896,195	2,403,502	3,299,697	*
D. Mark Leland	248,732	460,791	709,523	*
Arthur C. Reichstetter	—	—	—	*
William A. Smith	— (5)	—	—	*
All directors and executive officers as a group (eleven persons)	2,226,631	4,660,257	6,886,888	*

*	Less than 1%.

(1)	This column includes shares of common stock of El Paso Corporation held in the El Paso Corporation Benefits Protection Trust as a result of deferral elections made in accordance with El Paso’s benefit plans. These individuals share voting power with the trustee under that plan and receive dividend equivalents on such shares, but do not have the power to dispose of, or direct the disposition of, such shares until such shares are distributed.

(2)	The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 23, 2009. Shares subject to options cannot be voted.

(3)	Based on 698,613,542 shares outstanding as of February 23, 2009.

(4)	Excludes 28,720 shares owned by Mr. Kuehn’s wife or children. Mr. Kuehn disclaims any beneficial ownership in these 28,720 shares.

(5)	Excludes 8,563 shares owned by Mr. Smith’s wife. Mr. Smith disclaims any beneficial ownership in these 8,563 shares.
EQUITY COMPENSATION PLAN INFORMATION TABLE
     The following table provides information concerning securities that may be issued under the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan as of December 31, 2008. For more information regarding this plan, which did not require approval by our limited partners, please read “Executive Compensation — Long-Term Incentive Plan.”

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders(1)	—	$—	1,233,474

Total	—	$—	1,233,474

(1)	Please read “Executive Compensation — Long-Term Incentive Plan” for a description of the material features of the plan, including the awards that may be granted under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     El Paso owns 55,326,397 common units and 27,727,411 subordinated units representing a 72 percent limited partner interest in us. In addition, our general partner owns a two percent general partner interest in us and the incentive distribution rights.
Distributions and Payments to Our General Partner and Its Affiliates
     The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with ongoing operation and liquidation of El Paso Pipeline Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.
Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98 percent to unitholders, including our general partner and its affiliates as holders of an aggregate of 55,326,397 common units, all of the subordinated units and the remaining two percent to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50 percent of the distributions above the highest target level.

Payments to our general partner and its affiliates	Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner determines the amount of these expenses. In addition we will reimburse El Paso and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
Omnibus Agreement
     We are a party to an omnibus agreement with El Paso, our general partner, and certain of their affiliates that governs our relationship with them regarding the following matters:
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
Indemnification
     Under the omnibus agreement, El Paso will indemnify us for three years after the closing of our initial public offering against certain potential environmental and toxic tort claims, losses and expenses associated with the business conducted by WIC, CIG or SNG or the operation of their assets and occurring before the closing date of our initial public offering. The maximum liability of El Paso for this indemnification obligation will not exceed$15 million and El Paso will not have any obligation under this indemnification until our aggregate losses exceed $0.25 million. El Paso will have no indemnification obligations with respect to environmental or toxic tort claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of our initial public offering. We have agreed to indemnify El Paso against environmental liabilities related to our assets to the extent El Paso is not required to indemnify us.
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

     In addition, El Paso has agreed to reimburse us for a 10% share of any amounts that may be paid by SNG under (i) the performance guaranty entered into by SNG for the Elba Island LNG terminal, (ii) its obligations in respect of the Elba III expansion or (iii) its obligations in respect of the Elba Express pipeline expansion. Please read “— SNG Guaranty of Elba Island Expansion” and “— SNG Guaranty of Elba Express Pipeline” below.
     We are required to indemnify El Paso for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to El Paso’s indemnification obligations.
Contracts with Affiliates
Contribution and Exchange Agreement
     On September 17, 2008, we entered into the Contribution and Exchange Agreement with our general partner, our operating company and El Paso and certain of its subsidiaries. Pursuant to the Contribution and Exchange Agreement, on September 30, 2008 we acquired an additional 30% general partner interest in CIG and an additional 15% general partnership interest in SNG in exchange for aggregate consideration of $736 million.
     In accordance with the Contribution Exchange Agreement, on September 30, 2008, we entered into a Contribution, Conveyance and Assumption Agreement pursuant to which the additional general partner interests in each of CIG and SNG were contributed to us. The aggregate consideration of $736 million consisted of approximately $274 million paid as a combination of cash and a promissory note and 26,888,611 newly issued common units. Concurrently with the closing of the acquisition, our general partner contributed approximately $10 million to us in order to maintain its 2% general partner interest in us.
     The conflicts committee of the board of directors of the General Partner unanimously recommended approval of the terms of the acquisition of the additional general partner interests in each of CIG and SNG. The conflicts committee of the board of directors of our general partner retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction. In recommending approval of the transaction, the conflicts committee based its decision in part on an opinion from the committee’s independent financial advisor that the consideration to be paid by us pursuant to the Contribution and Exchange Agreement is fair, from a financial point of view, to the holders of our common units, other than our general partner and its affiliates. The board of directors of the general partner unanimously approved the terms of this acquisition.
Note Receivable
     Prior to the acquisition of additional ownership interests in CIG and SNG, in September 2008, we received a non-cash distribution of $30 million from CIG in the form of a note receivable from El Paso. As of December 31, 2008 we had $20 million remaining on our note receivable from El Paso. This note is due upon demand. This note bears interest at a variable rate based upon LIBOR plus a margin determined by reference to El Paso’s Amended and Restated Credit Agreement dated July 31, 2006.
Note Payable
     On September 30, 2008, in connection with our acquisition of additional ownership interests in CIG and SNG, we, as guarantor, and our operating company, as issuer, entered into a Note Purchase Agreement with El Paso. Under the Note Purchase Agreement, our operating company issued a $10 million senior unsecured note to El Paso initially bearing interest at LIBOR plus 3.5% due September 2012. This note may be prepaid without premium or penalty.
     Our operating company’s obligations under the Note Purchase Agreement are guaranteed by us. The Note Purchase Agreement requires that we maintain, as of the end of each fiscal quarter, (i) a consolidated leverage ratio (consolidated indebtedness to consolidated EBITDA (as defined in the Note Purchase Agreement)) of less than or equal to 5.50 to 1.00 for any four consecutive fiscal quarters and (ii) an interest coverage ratio (consolidated EBITDA to interest expense) of greater than or equal to 1.50 to 1.00 for any four consecutive fiscal quarters. In case of a capital construction or expansion project costing more than $20 million, pro forma adjustments to consolidated EBITDA may be made based on the percentage of capital costs expended and projected cash flows for the project. Such adjustments shall be limited to 25% of actual consolidated EBITDA.
     The Note Purchase Agreement also contains certain customary events of default that affect us, our operating company and our other restricted subsidiaries, including, without limitation, (i) nonpayment of principal when due or nonpayment of interest or other amounts within five business days of when due; (ii) bankruptcy or insolvency with respect to us, our general partner, our operating company or any of our other restricted subsidiaries; or (iii) judgment defaults against us, our general partner, our operating company or any of our other restricted subsidiaries in excess of $50 million.
CIG and SNG General Partnership Agreements
     General. Prior to the closing of our initial public offering in November 2007, each of CIG and SNG converted to general partnerships. In connection with the closing of our initial public offering, El Paso contributed to us a 10 percent general partner interest in each of CIG and SNG. In September 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG. After these transactions, we own indirectly a 40 percent and 25 percent general partner interest in CIG and SNG, and an El Paso subsidiary owns indirectly a 60 percent and 75 percent general partner interest in CIG and SNG. A general partnership agreement governs the ownership and management of each of CIG and SNG. The CIG and SNG partnership agreements are substantially identical to each other in all material respects.
     Each of CIG and SNG is a Delaware general partnership, one partner of which is a wholly owned subsidiary of El Paso (the El Paso Partner) owning a 60 percent and 75 percent interest in CIG and SNG, and the other partner is a wholly owned subsidiary of the partnership (the Partnership Partner) owning a 40 percent and 25 percent general partner interest in CIG and SNG. The purposes of each partnership are generally to own and operate the interstate pipeline system and related facilities owned by such partnership and to conduct such other business activities as the management committee of that partnership may from time to time determine, provided that such activity either generates “qualifying income” (as defined in Section 7704 of the Internal Revenue Code of 1986, or the “Code”) or enhances operations that generate such qualified income.
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
Guarantee of WIC Purchases of Natural Gas and Natural Gas Liquids from BP Energy Company
     CIG entered into a commitment with BP Energy Company (BP) to unconditionally guaranty the obligations of WIC to pay when due, for all transactions relating to the purchases of natural gas and gas liquids from BP by WIC. CIG further agreed to pay all reasonable attorney’s fees, costs and expenses incurred by BP in connection with the collection of any debts pursuant to this guaranty with a maximum aggregate amount of $3,000,000. This commitment became effective May 22, 2007, and terminated on May 31, 2008.
Guarantee of WYCO Purchases of Natural Gas from Anadarko Energy Services
     CIG entered into a commitment with Anadarko Energy Services Company (AES) to unconditionally guarantee the obligations of WYCO to pay when due, fifty percent of the obligation owed to AES for the purchase, sale and/or exchange of natural gas from AES, pursuant to a Base Contract for Sale and Purchase of natural gas. CIG further agreed to pay reasonable attorney’s fees and expenses incurred by AES in conjunction with the collection of any debts pursuant to this guaranty. The maximum aggregate liability of CIG pursuant to the guaranty amount is $1.6 million. This commitment became effective on December 17, 2008 and will terminate on August 31, 2009.

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
SNG Guarantee of Elba Island Expansion
     SNG formerly owned Southern LNG Inc. (SLNG), which owns and operates a liquefied natural gas receiving and regasification terminal on Elba Island near Savannah, Georgia. SLNG is now a subsidiary of El Paso. In connection with an ongoing expansion of the Elba Island LNG terminal (Elba III), SNG has guaranteed the performance by SLNG of its construction contract with CB&I Constructors, Inc. SNG is to provide, at its election, either all necessary funds (up to defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba III expansion. Pursuant to the omnibus agreement, El Paso has agreed to reimburse us, our general partner and any of our majority owned subsidiaries for a 10% share of any amounts that may be paid by SNG under the Elba Island guaranty or obligations in respect of the Elba III expansion.
SNG Guarantee of Elba Express Expansion
     Elba Express is a large pipeline under construction primarily in Georgia. It will not be a part of SNG. However, SNG has agreed to provide, at its election, either all necessary funds to Elba Express (up to a defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba Express pipeline. Pursuant to the omnibus agreement, El Paso has agreed to reimburse us, our general partner and any of our majority owned subsidiaries for a 10% share of any amounts that may be paid by SNG pursuant to obligations in respect of the Elba Express pipeline expansion.
El Paso Guarantee of SNG Lease
     El Paso has guaranteed SNG’s obligations with respect to its leased headquarters.
Cash Management Programs
     CIG and SNG each participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing El Paso’s total borrowings from outside sources. CIG and SNG have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. In 2008, CIG and SNG repurchased $100 million and $189 million of debt, respectively, utilizing cash proceeds from their respective notes receivable under the cash management program. At December 31, 2008, CIG had a note receivable from El Paso of $179 million and SNG had a note receivable from El Paso of $136 million. The balances due to CIG and SNG under the cash management programs will be used for general partnership purposes, debt repurchase expenses and premiums and to pay for capital expenditures. The interest rate payable by El Paso under the cash management programs will be equal to LIBOR plus the applicable margin in effect from time to time pursuant to El Paso Corporation’s Amended and Restated Credit Agreement dated July 31, 2006, as amended or replaced from time to time.
     Prior to the initial public offering, WIC also participated in CIG’s cash management program. WIC cancelled its participation in CIG’s cash management program in November 2007, and repaid amounts outstanding at that time using a portion of the proceeds from a $225 million loan from El Paso. The loan from El Paso was repaid from borrowings under its credit facility.

CIG Operating Agreements
     CIG entered into a Construction and Operating Agreement with WIC, on March 12, 1982. This agreement was amended in 1984 and 1988. Under this agreement, CIG agreed to design and construct the WIC system and to operate WIC (including conducting WIC’s marketing and administering WIC’s service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. Under this agreement, CIG is entitled to be reimbursed by WIC for all costs incurred in the performance of the services, including both direct costs and allocations of general and administrative costs based on direct field labor charges. Included in CIG’s allocated expenses are a portion of El Paso’s general and administrative expenses and EPNG and TGP allocated payroll and other expenses. CIG is the operator of the WIC facilities, and is reimbursed by WIC for operation, maintenance and general and administrative costs allocated from CIG, in each case under the CIG Construction and Operating Agreement referred to above.
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
Transportation Agreements
     CIG is a party to four transportation service agreements with WIC for transportation on the WIC system at maximum recourse rates. The total volume subject to these contracts is 176,971 Dth/d. These contracts extend for various terms with 16,260 Dth/d expiring on December 31, 2009; 57,950 Dth/d expiring on December 31, 2011; and the balance expiring thereafter. Under the service agreements, we are required to make minimum annual payments of $6 million in each of the years 2009-2011, $2 million in 2012 and $2 million in total thereafter. In response to a solicitation of offers to turn back capacity in a WIC open season, CIG relinquished 70,000 Dth/d of capacity effective January 1, 2008. WIC has remarketed this capacity along with off-system capacity acquired by WIC on a third party pipeline and other capacity on its pipeline to another affiliate, Cheyenne Plains, under a Firm Transportation Service Agreement for 125,000 Dth/d from the Opal Hub in western Wyoming to the Cheyenne Hub at maximum recourse rates for a term extending to 2020.
     WIC is also a party to a transportation service agreement with CIG pursuant to which CIG will acquire 75,600 Dth/day of firm transportation capacity on WIC from a Primary Point of Receipt at the Cheyenne Hub to a Primary Point of Delivery into El Paso’s Ruby Pipeline at Opal, Wyoming. The rate that CIG will pay for this service is WIC’s maximum recourse rates plus the cost of any off-system capacity on a third party pipeline that is acquired by WIC to provide this service. The service will commence on the in-service date of El Paso’s Ruby Pipeline and will continue until the later of July 1, 2021 or ten years from the commencement date.

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
     CIG and WIC are parties to a capacity lease agreement dated November 1, 1997. In 1998, WIC installed a compressor unit at WIC’s Laramie compressor station. The installation of this compressor unit allowed the interconnection of CIG’s Powder River lateral and WIC’s mainline transmission system and resulted in an increase of approximately 49 MDth/d of capacity on CIG’s Powder River lateral (the original capacity on the Powder River lateral was approximately 46 MDth/d). In connection with the installation of the compression by WIC, CIG leased the additional 49 MDth/d of capacity in the Powder River lateral to WIC. WIC, in turn, leased to CIG 46 MDth/d of capacity through the new WIC compressor unit. The initial term of the lease of the Powder River lateral capacity from CIG to WIC was 10 years from the November 15, 1998 in-service date of the additional compression. In November 2008, the term of the lease was extended for 10 years. The term of the lease of the compression unit capacity from WIC to CIG continues for as long as CIG has shipper agreements for service using the compressor unit capacity. The parties to this agreement have agreed that the reciprocal leases provide adequate compensation to each other so there is no rental fee for either lease other than an agreement by WIC to reimburse CIG for any increase in operating expense incurred by CIG (including increased taxes, insurance or other expenses).
     WIC is a party to a facilities lease agreement with WYCO. Under this agreement, WIC leases compression facilities from WYCO for a term of 30 years (expiring in November 2029) at a rate based on the cost-of-service on the compression facilities. The lease rate is designed to have the same rate impacts on WIC’s customers as if WIC had direct ownership of the compression facilities.
     WIC is a party to an “Upstream Pipeline Capacity Agreement” with Ruby Pipeline, LLC, a wholly owned indirect subsidiary of El Paso Corporation.  Pursuant to this agreement WIC agreed to offer gas transportation services to shippers desiring to move gas volumes to the inlet to the proposed Ruby pipeline at Opal, Wyoming. Ruby has agreed to reimburse WIC for any unrecovered costs associated with 200 MDth/day of off-system capacity that was acquired by WIC to provide the upstream transportation services (either through a direct payment or through the acquisition of capacity on WIC).  The off-system capacity was acquired by WIC on the expansions of the Rockies Express Pipeline from the Piceance Basin to Wamsutter, and the expansion of the Overthrust Pipeline from Wamsutter to Opal.
     CIG is a party to a facilities lease agreement with WYCO. Under this agreement, CIG leases the High Plains pipeline facilities from WYCO for a term of 34 years, including extension (expiring in 2043) at a rate based on the cost-of-service on the pipeline facilities. The lease rate is designed to have the same rate impacts on CIG’s customers as if CIG had direct ownership of the pipeline facilities.
     CIG is a party to a development agreement for the Totem Storage project with Xcel Energy WYCO, Inc. and Public Service Company of Colorado. This agreement sets forth the agreement of the parties to the development and operation of the Totem Storage facilities. An affiliate of PSCo is a 50 percent joint venturer in WYCO.
     CIG is party to a management agreement with WYCO. Effective January 1, 2009, under this agreement CIG will perform the administrative duties of managing WYCO’s day-to-day operations.
Other Agreements
     In addition, each of WIC, CIG and SNG currently have and will have in the future other routine agreements with El Paso or one of its subsidiaries that arise in the ordinary course of business, including agreements for services and other transportation and exchange agreements and interconnection and balancing agreements with other El Paso pipelines.
     For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 8.
Review, Approval or Ratification of Transactions with Related Persons
     Our partnership agreement contains specific provisions that address potential conflicts of interest between our general partner and its affiliates, including El Paso, on one hand, and us and our limited partners, on the other hand. Whenever such a conflict of interest arises, our general partner will resolve the conflict. Our general partner may, but is not required to, seek the approval of such resolution from the conflicts committee of the board of directors of our general partner, which, is required to be comprised of independent directors. The partnership agreement provides that our general partner will not be in breach its obligations under the partnership agreement or its duties to us or to our unitholders if the resolution of the conflict is:
•	approved by the conflicts committee;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;

•	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•	fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.

     If our general partner does not seek approval from the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, our general partner or its conflicts committee may consider any factors it determines in good faith to consider when resolving a conflict. When our partnership agreement requires someone to act in good faith, it requires that person to reasonably believe that he is acting in the best interests of the partnership, unless the context otherwise requires.
Director Independence
     The board of directors of our general partner has affirmatively determined that Arthur C. Reichstetter and William A. Smith each satisfy the independence requirements under the New York Stock Exchange listing standards. In making this determination, the board reviewed information from each of these directors regarding all of their respective relationships with us and analyzed the materiality of those relationships. The audit committee of our general partner’s board of directors is also composed entirely of independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The audit fees for the years ended December 31, 2008 and 2007 of $384,000 and $608,000 were for professional services rendered by Ernst & Young LLP for the audit of the consolidated financial statements of El Paso Pipeline Partners, L.P., the review of documents filed with the Securities and Exchange Commission, and related consents.
All Other Fees
     For the year ended December 31, 2008, fees of $296,000 were paid to Ernst & Young LLP for professional services related to tax compliance and tax planning. No tax related services were provided for the year ended December 31, 2007.
     No audit-related services were provided by our independent registered public accounting firm for the years ended December 31, 2008 and 2007.
     During 2008, the Audit Committee approved all the types of audit and permitted non-audit services which our independent auditors were to perform during the year, as required under applicable law, and the cap on fees for each of these categories. The Audit Committee's current practice is to consider for pre-approval annually all categories of audit and permitted non-audit services proposed to be provided by our independent auditors for a fiscal year. Pre-approval of tax services requires that the principal independent auditor provide the Audit Committee with written documentation of the scope and fee structure of the proposed tax services and discuss with the Audit Committee the potential effects, if any, of providing such services on the independent auditor's independence. The Audit Committee will also consider for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. The Audit Committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for services that need to be addressed between Audit Committee meetings. The Audit Committee is then informed of these pre-approval decisions, if any, at the next meeting of the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following consolidated financial statements are included in Part II, Item 8 of this report:
     1. Financial Statements.
     The Exhibit Index, which follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (b)(10)(iii) of Regulation S-K.
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

Report of Independent Registered Public Accounting Firm
To The Partners of Colorado Interstate Gas Company
We have audited the accompanying consolidated balance sheets of Colorado Interstate Gas Company (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, partners’ capital/stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colorado Interstate Gas Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective December 31, 2006 and January 1, 2008, the Company adopted the recognition and measurement date provisions, respectively, of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R).
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2009

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$323	$317	$305

Operating expenses
Operation and maintenance	120	126	120
Depreciation and amortization	33	31	30
Taxes, other than income taxes	17	15	12

	170	172	162

Operating income	153	145	143
Other income, net	11	5	2
Interest and debt expense	(38)	(49)	(47)
Affiliated interest income, net	23	50	41

Income before income taxes	149	151	139
Income taxes	—	44	52

Income from continuing operations	149	107	87
Discontinued operations, net of income taxes	—	42	48

Net income	$149	$149	$135

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	8	—
Affiliates	119	181
Other	1	1
Materials and supplies	7	5
Regulatory assets	18	—

Other	2	1

Total current assets	155	188

Property, plant and equipment, at cost	1,675	1,413
Less accumulated depreciation and amortization	413	392

Total property, plant and equipment, net	1,262	1,021

Other assets
Notes receivable from affiliates	76	503
Other	50	57

	126	560

Total assets	$1,543	$1,769

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$11	$14
Affiliates	10	8
Other	30	15
Taxes payable	10	10
Regulatory liabilities	29	12
Accrued interest	7	5
Contractual deposits	8	7
Other	9	8

Total current liabilities	114	79

Long-term debt and other financing obligations, less current maturities	580	575

Other liabilities	66	72

Commitments and contingencies (Note 7)
Partners’ capital	783	1,043

Total liabilities and partners’ capital	$1,543	$1,769

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$149	$149	$135
Less income from discontinued operations, net of income taxes	—	42	48

Income from continuing operations	149	107	87
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	33	31	30
Deferred income taxes	—	8	4
Other non-cash income items	3	8	28
Asset and liability changes
Accounts receivable	(3)	3	41
Accounts payable	1	6	(9)
Taxes payable	—	(56)	14
Current assets	(2)	6	8
Current liabilities	(9)	—	(8)
Non-current assets	(14)	(4)	(16)
Non-current liabilities	2	(195)	1

Cash provided by (used in) continuing activities	160	(86)	180
Cash provided by discontinued activities	—	54	51

Net cash provided by (used in) operating activities	160	(32)	231

Cash flows from investing activities
Additions to property, plant and equipment	(134)	(108)	(56)
Net change in notes receivable from affiliates	183	271	(89)
Cash paid for acquisitions of affiliates	—	—	(37)
Other	3	—	2

Cash provided by (used in) continuing activities	52	163	(180)
Cash used in discontinued activities	—	(83)	(51)

Net cash provided by (used in) investing activities	52	80	(231)

Cash flows from financing activities
Payments to retire long-term debt	(103)	(128)	—
Distributions to partners	(109)	—	—
Contribution from parent	—	7	—
Distribution from discontinued operations	—	44	—

Cash used in continuing activities	(212)	(77)	—
Cash provided by discontinued activities	—	29	—

Net cash used in financing activities	(212)	(48)	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
			Additional		Other	Total	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholder’s	Partners’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Capital
January 1, 2006	1,000	$—	$47	$962	$—	$1,009	$—
Net income				135		135
Adoption of SFAS No. 158, net of income taxes of $3					5	5	—

December 31, 2006	1,000	—	47	1,097	5	1,149	—
Net income				111		111
Reclassification to regulatory liability (Note 8)			—		(5)	(5)	—

October 31, 2007	1,000	—	47	1,208	—	1,255	—
Conversion to general partnership (November 1, 2007)	(1,000)		(47)	(1,208)		(1,255)	1,255
Contributions							82
Distributions							(332)
Net income							38

December 31, 2007	—	—	—	—	—	—	1,043
Net income							149
Distributions							(409)

December 31, 2008	—	$—	$—	$—	$—	$—	$783

See accompanying notes.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     We are a Delaware general partnership, originally formed in 1927 as a corporation. We are owned 60 percent by El Paso Noric Investments III, L.L.C., a wholly owned subsidiary of El Paso Corporation (El Paso) and 40 percent by EPPP CIG GP Holdings, L.L.C., a subsidiary of the El Paso Pipeline Partners, L.P. (MLP) which is majority owned by El Paso. In conjunction with the formation of El Paso’s MLP in November 2007, we distributed 100 percent of Wyoming Interstate Company, Ltd. (WIC) to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. Additionally, effective November 1, 2007, we converted our legal structure into a general partnership, and are no longer subject to income taxes and settled our then existing current and deferred tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3 and 11.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all majority owned and controlled subsidiaries after the elimination of intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or partners’ capital.
     We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.
Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulated Operations
     Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, an equity return component on regulated capital projects, fuel recovery mechanism and related gas cost and other costs included in, or expected to be included in, future rates.
Cash and Cash Equivalents
     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Doubtful Accounts
     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.
Materials and Supplies
     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.
Natural Gas Imbalances
     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system, processing plant or storage facility differs from the contractual amount delivered or received. We value these imbalances due to or from shippers and operators utilizing current index prices. Imbalances are settled in cash or in-kind, subject to the terms of our tariff.
     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. We classify all imbalances as current as we expect to settle them within a year.
Property, Plant and Equipment
     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component, as allowed by the FERC. We capitalize major units of property replacements or improvements and expense minor items.
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. For certain general plant, we depreciate the asset to zero. Currently, our depreciation rates vary from approximately two percent to 25 percent per year. Using these rates, the remaining depreciable lives of these assets range from four to 50 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.
     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell or retire an entire operating unit. We include gains or losses on dispositions of operating units in operating income.
     At December 31, 2008 and 2007, we had $106 million and $109 million of construction work in progress included in our property, plant and equipment.
     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2008, 2007 and 2006, were $2 million, $1 million and less than $1 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of taxes) during the years ended December 31, 2008, 2007 and 2006, were $8 million $2 million, and $1 million. These equity amounts are included as other non-operating income on our income statement.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset and Investment Impairments
     We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our long-lived assets’ carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.
     We reclassify the assets (or groups of assets) to be sold as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have significant long-term continuing involvement with those assets after they are sold. We cease depreciating assets in the period that they are reclassified as either held for sale or as discontinued operations.
Revenue Recognition
     Our revenues are primarily generated from natural gas transportation, storage and processing services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain relative to the amounts we use for operating purposes. Prior to July 1, 2006, we recognized revenue on gas not used in operations on our system when the volumes were retained from our shippers under our tariff. Effective July 1, 2006, we adopted a fuel tracker on our system that contains a true-up for volumetric amounts over or under retained. In addition, effective March 1, 2008, we implemented a FERC-approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
Environmental Costs and Other Contingencies
     Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.
     We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties, including insurance coverage, separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet.
     Other Contingencies. We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.
Income Taxes
     Effective November 1, 2007, we converted into a general partnership in conjunction with the formation of El Paso’s MLP and accordingly, we are no longer subject to income taxes. As a result of our conversion into a general partnership, we settled our existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.
Accounting for Asset Retirement Obligations
     We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period that obligation is incurred. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the depreciation of the property, plant and equipment and accretion of the liabilities described above.
     We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.
     We are required to operate and maintain our natural gas pipeline and storage system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline and storage system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2008 and 2007 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
Postretirement Benefits
     We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement plan, see Note 8.
     Effective December 31, 2006, we began accounting for our postretirement benefit plan under the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and recorded a $5 million increase, net of income

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
taxes of $3 million, to accumulated other comprehensive income related to the adoption of this standard. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements. For a further discussion of our application of SFAS No. 158, see Note 8.
New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2008, the following accounting standards had not yet been adopted by us.
     Fair Value Measurements. We have adopted the provisions of SFAS No. 157, Fair Value Measurements in measuring the fair value of financial assets and liabilities in the financial statements. We have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities until January 1, 2009, the adoption of which will not have a material impact on our financial statements.
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
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interest, subsequently renamed “noncontrolling interest”, in the financial statements. This standard requires that noncontrolling interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that noncontrolling interest be presented as a separate caption in the income statement. This standard also requires all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. We will adopt the provisions of this standard effective January 1, 2009. The adoption of this standard will not have a material impact on our financial statements.
2. Acquisitions and Divestitures
     Acquisitions. Effective October 1, 2006, we acquired CIG Resources Company, L.L.C. and a 50 percent equity interest in WYCO Development LLC (WYCO) from our affiliates at El Paso’s historical cost on the date of acquisition of approximately $37 million. We accounted for these transactions prospectively beginning with the date of acquisition and our investment in WYCO is accounted for using the equity method of accounting.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Divestitures. In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed 100 percent of WIC to the MLP and certain other assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. The table below summarizes the operating results of our discontinued operations for each of the two years ended December 31, 2007 and 2006.

	2007	2006
	(In millions)
Revenues	$97	$98
Operating expenses	(41)	(30)
Other income, net	5	3
Interest and debt expense	1	1
Affiliated interest income, net	1	2

Income before income taxes	63	74
Income taxes	21	26

Income from discontinued operations, net of income taxes	$42	$48

3. Income Taxes
     In conjunction with the formation of El Paso’s MLP, we converted our legal structure into a general partnership effective November 1, 2007 and settled our current and deferred tax balances pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. The tables below reflect that these balances have been settled and that we no longer pay income taxes effective November 1, 2007.
     Components of Income Taxes. The following table reflects the components of income taxes included in income from continuing operations for each of the two years ended December 31, 2007 and 2006:

	2007	2006
	(In millions)
Current
Federal	$33	$43
State	3	5

	36	48

Deferred
Federal	7	4
State	1	—

	8	4

Total income taxes	$44	$52

     Effective Tax Rate Reconciliation. Our income taxes, included in income from continuing operations, differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the two years ended December 31, 2007 and 2006:

	2007	2006
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$53	$49
Increase (decrease)
Pretax income not subject to income taxes after conversion to partnership	(12)	—
State income taxes, net of federal income tax benefit	3	3

Income taxes	$44	$52

Effective tax rate	29%	37%

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Financial Instruments
     At December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term maturity of these instruments. At December 31, 2008 and 2007, we had an interest bearing note receivable from El Paso of approximately $179 million and $655 million due upon demand, with a variable interest rate of 3.2% and 6.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the market-based nature of its interest rate and the fact that it is a demand note.
     In addition, the carrying amounts and estimated fair values of our long-term financing obligations are based on quoted market prices for the same or similar issues and are as follows at December 31:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term financing obligations, including current maturities	$583	$502	$575	$598
5. Regulatory Assets and Liabilities
     Below are the details of our regulatory assets and liabilities at December 31:

	2008	2007
	(In millions)
Current regulatory assets
Deferred fuel loss and unaccounted for gas	$17	$—
Other	1	—

Total current regulatory assets	18	—

Non-current regulatory assets
Taxes on capitalized funds used during construction	11	12
Unamortized loss on reacquired debt	7	3
Postretirement benefits	2	3
Under-collected income taxes	1	1

Total non-current regulatory assets	21	19

Total regulatory assets	$39	$19

Current regulatory liabilities
Over-collected fuel variance	$29	$12

Non-current regulatory liabilities
Property and plant depreciation	19	20
Postretirement benefits	6	13
Excess recovery of income taxes	—	1

Total non-current regulatory liabilities	25	34

Total regulatory liabilities	$54	$46

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Long-Term Financing Obligations
     Our long-term financing obligations consisted of the following at December 31:

	2008	2007
	(In millions)
5.95% Senior Notes due March 2015	$35	$75
6.80% Senior Notes due November 2015	340	400
6.85% Senior Debentures due June 2037	100	100

Total long-term debt	475	575
Other financing obligations	108	—

Total long-term debt and other financing obligations	583	575
Less: Current maturities	3	—

Total long-term debt and other financing obligations, less current maturities	$580	$575

     Debt. In June 2008, we paid $103 million, including premiums, to repurchase approximately $40 million of our 5.95% senior notes and $60 million of our 6.80% senior notes as part of our previously announced debt repurchases. Additionally, in December 2007, we repurchased approximately $125 million of our 5.95% senior notes. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program.
     For the year ended December 31, 2008, we were in compliance with our debt-related covenants. Under our various financing documents we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.
     Other Financing Obligations. In November 2008, the High Plains pipeline was placed in service. Upon placing this pipeline in service, we transferred our title in the pipeline to WYCO (a joint venture with an affiliate of PSCo in which we have a 50 percent ownership interest). Although we transferred the title in this pipeline to WYCO, we continue to reflect the High Plains Pipeline as property, plant and equipment in our financial statements as of December 31, 2008 due to our continuing involvement with the pipeline through WYCO.
     We constructed the High Plains pipeline and our joint venture partner in WYCO funded 50 percent of the pipeline construction costs, which we reflected as an other non-current liability in our balance sheet during the construction period. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the fourth quarter of 2008. This obligation has a principal amount of $108 million as of December 31, 2008, and has monthly principal payments totaling $3 million each year through 2043. We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the High Plains pipeline, which is currently estimated at a 15.5% rate as of December 31, 2008.
7. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at December 31, 2008. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
     Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2008, we had accrued approximately $13 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $41 million. Our accrual includes $9 million for environmental contingencies related to properties we previously owned.
     Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2008 to December 31, 2008 (in millions):

Balance at January 1, 2008	$15
Additions/adjustments for remediation activities	1
Payments for remediation activities	(3)

Balance at December 31, 2008	$13

     For 2009, we estimate that our total remediation expenditures will be approximately $4 million, which will be expended under government directed clean-up plans.
     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to other persons resulting from our current or past operations, could result in substantial

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.
Regulatory Matters
     Fuel Recovery Mechanisms. Effective March 1, 2008, we implemented a FERC-approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. We recorded a favorable fuel cost and revenue tracker estimated adjustment to reflect the effect of the order on our current fuel recovery filing period. In September 2008, the FERC issued an order accepting certain tariff changes effective October 1, 2008, subject to refund and the outcome of a technical conference.
     Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the EPA is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. These measures include recommendations released by the Western Climate Initiative regarding a cap-and-trade program and targeted emission reductions in several states in which we operate in the western United States. Additionally, lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.
Purchase Obligations, Commitments and Other Matters
     Transportation Commitments and Purchase Obligations. We have entered into transportation commitments totaling approximately $22 million at December 31, 2008. Our annual commitments under these agreements are $6 million each in 2009, 2010 and 2011, $2 million in 2012 and $2 million in total thereafter. We have entered into unconditional purchase obligations for pipe and construction services totaling approximately $36 million at December 31, 2008, all of which is expected to be paid in 2009. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
     Operating Leases. We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on operating leases as of December 31, 2008, were as follows:

Year Ending
December 31,	(In millions)
2009	$2
2010	1

Total	$3

     Rental expense on our operating leases for each of the three years ended December 31, 2008, 2007 and 2006 was $2 million. These amounts include our share of rent allocated to us from El Paso.
     Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations.
     Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of financial and performance guarantees that are not recorded in our financial statements. In a financial guarantee, we are obligated to make payments if the guaranteed party failed to make payments under, or violated the terms of, the financial arrangement. As of December 31, 2008, we have a financial guarantee with a maximum exposure of approximately $2 million. In

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. In May 2008, our performance guarantee expired related to the purchase of natural gas and liquids by WIC.
8. Retirement Benefits
     Pension and Retirement Benefits. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits. We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We do not expect to make any contributions to our postretirement benefit plan in 2009.
     Effective December 31, 2006, we began accounting for our postretirement benefit plan under the recognition provisions of SFAS No. 158. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
     Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. The table below provides information about our postretirement benefit plan. In 2008, we adopted the measurement date provisions of SFAS No. 158 and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008. For 2007, the information is presented and computed as of and for the twelve months ended September 30, 2007.

	December 31,	September 30,
	2008	2007
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$7	$11
Interest cost	1	1
Actuarial (gain) loss	1	(4)
Benefits paid(1)	(2)	(1)

Accumulated postretirement benefit obligation — end of period	$7	$7

Change in plan assets:
Fair value of plan assets — beginning of period	$18	$17
Actual return on plan assets	(4)	2
Benefits paid	(2)	(1)

Fair value of plan assets — end of period	$12	$18

Reconciliation of funded status:
Fair value of plan assets	$12	$18
Less: accumulated postretirement benefit obligation	7	7
Fourth quarter contributions		—

Net asset at December 31	$5	$11

(1)	Amounts shown are net of a subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is the result of general economic and capital market conditions. As a result of the general decline in the markets for debt and equity securities, the fair value of our plan’s assets and the funded status of our postretirement benefit plan declined during 2008 which resulted in a decrease in our plan assets and regulatory liability when our plan’s assets and obligation were remeasured at December 31, 2008. The following table provides the target and actual asset allocations in our postretirement benefit plan as of December 31, 2008 and September 30, 2007:

		Actual	Actual
Asset Category	Target	2008	2007
	(Percent)
Equity securities	65	61	63
Debt securities	35	32	33
Cash and cash equivalents	—	7	4

Total	100	100	100

     Expected Payment of Future Benefits. As of December 31, 2008, we expect the following payments (net of participant contributions and an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003) under our plan (in millions):

Year Ending
December 31,
2009	$1
2010	1
2011	1
2012	1
2013	1
2014 - 2018	3
     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs for 2008, 2007 and 2006:

	2008	2007	2006
	(Percent)
Assumptions related to benefit obligations at December 31, 2008 and September 30, 2007 and 2006 measurement dates:
Discount rate	5.82	6.05	5.50
Assumptions related to benefit costs at December 31:
Discount rate	6.05	5.50	5.25
Expected return on plan assets(1)	8.00	8.00	8.00

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.6 percent in 2008, gradually decreasing to 5.0 percent by the year 2015. Changes in the assumed health care cost trends do not have a material impact on the amounts reported for our interest costs or our accumulated postretirement benefit obligations.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Components of Net Benefit Cost (Income). For each of the years ended December 31, the components of net benefit cost (income) are as follows:

	2008	2007	2006
	(In millions)
Interest cost	$1	$1	$—
Expected return on plan assets	(1)	(1)	(1)
Other	(1)	(1)	3

Net postretirement benefit cost (income)	$(1)	$(1)	$2

9. Transactions with Major Customer
     The following table shows revenues from our major customer for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
PSCo	$90	$91	$95
10. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2008	2007		2006
	(In millions)
Interest paid, net of capitalized interest	$37	$52		$48
Income tax payments	—	277	(1)	34

(1)	Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).
11. Investment in Unconsolidated Affiliate and Transactions with Affiliates
Investment in Unconsolidated Affiliate
     We have a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline (a FERC-regulated pipeline) a state regulated intrastate pipeline and a compressor station. At December 31, 2008 and 2007, our investment in WYCO was approximately $17 million and $18 million. We have an other financing obligation payable to WYCO totaling $108 million as of December 31, 2008, which is described further in Note 6.
Transactions with Affiliates
     MLP Acquisition. On September 30, 2008, El Paso’s MLP acquired an additional 30 percent ownership interest in us.
     Contributions/Distributions. On November 21, 2007, in conjunction with the formation of the MLP, we made a distribution of WIC and certain other assets (described in Note 1) with a book value of approximately $332 million to El Paso and El Paso made a capital contribution of approximately $82 million to us. On September 30, 2008, prior to El Paso’s MLP acquiring an additional 30 percent ownership interest in us, we made a $300 million non-cash distribution to our partners as discussed in the Cash Management Program section below. Additionally, we are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2008, we paid cash distributions of approximately $109 million to our partners. In addition, in January 2009 we paid a cash distribution to our partners of approximately $43 million. We did not make any distributions to our partners during 2007.

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. During 2008, we made a non-cash distribution to our partners of $300 million of our note receivable under this program. At December 31, 2008 and 2007, we had a note receivable from El Paso of $179 million and $655 million. We classified $103 million and $159 million of this receivable as current on our balance sheets at December 31, 2008 and 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on our note at December 31, 2008 and 2007 was 3.2% and 6.5%.
     Income Taxes. Effective November 1, 2007, we converted into a general partnership as discussed in Note 1 and settled our existing current and deferred tax balances of approximately $216 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, we also settled $9 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, whose purpose is solely to invest in our receivables. As of December 31, 2008 and 2007, we sold approximately $29 million and $34 million of receivables, received cash of approximately $20 million and $17 million and received subordinated beneficial interests of approximately $8 million and $16 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $21 million and $17 million as of December 31, 2008 and 2007. We reflect the subordinated interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2008 and 2007.
     Other Affiliate Balances. At December 31, 2008 and 2007, we had contractual deposits from our affiliates of $6 million included in other current liabilities on our balance sheet. At December 31, 2007, we also had a non-current note receivable of $7 million, which we settled during 2008.
     Affiliate Revenues and Expenses. We entered into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to and from affiliates under long-term contracts and various operating agreements. We also contract with an affiliate to process natural gas and sell extracted natural gas liquids.
     We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company, our affiliates, associated with our pipeline services. We also allocate costs to WIC and Cheyenne Plains Gas Pipeline, our affiliates, for their share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.
     The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
Revenues from affiliates	$17	$20	$22
Operation and maintenance expenses from affiliates	86	60	53
Reimbursements of operating expenses charged to affiliates	26	22	18

COLORADO INTERSTATE GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2008
Operating revenues	$90	$73	$71	$89	$323
Operating income	50	26	26	51	153
Net income	50	26	25	48	149

2007
Operating revenues	$84	$75	$67	$91	$317
Operating income	40	32	28	45	145
Income from continuing operations	25	21	20	41	107
Discontinued operations, net of income taxes	8	14	12	8	42
Net income	33	35	32	49	149

Report of Independent Registered Public Accounting Firm
The Partners of Southern Natural Gas Company
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, partners’ capital/stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Citrus Corp. and Subsidiaries (a corporation in which the Company had a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included from Citrus Corp. and Subsidiaries, is based solely on the report of the other auditors, exclusive of the income adjustment related to the disposition of the equity interest in November 2007. In the consolidated financial statements, the Company’s investment in Citrus Corp. and Subsidiaries represents approximately 18% of total assets as of December 31, 2006, and earnings from this investment represent approximately 28% and 24% of income before income taxes for the years ended December 31, 2007 and 2006, respectively.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, and effective December 31, 2006 and January 1, 2008, the Company adopted the recognition and measurement date provisions, respectively, of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132 (R).
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Citrus Corp.:
In our opinion, the consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, of comprehensive income and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Citrus Corp. and subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with the accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of FASB Statement No. 158 “Employers’ Accounting for Defined Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R),” as of December 31, 2006.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2008

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2008	2007	2006
Operating revenues	$540	$482	$462

Operating expenses
Operation and maintenance	189	160	169
Depreciation and amortization	53	53	49
Taxes, other than income taxes	27	27	26

	269	240	244

Operating income	271	242	218
Earnings from unconsolidated affiliates	13	88	78
Other income, net	10	13	8
Interest and debt expense	(72)	(91)	(95)
Affiliated interest income	13	19	18

Income before income taxes	235	271	227
Income taxes	—	69	65

Income from continuing operations	235	202	162
Discontinued operations, net of income taxes	—	19	22

Net income	235	221	184
Other comprehensive income	—	1	1

Comprehensive income	$235	$222	$185

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	3	5
Affiliates	71	89
Other	2	1
Materials and supplies	14	12
Other	15	11

Total current assets	105	118

Property, plant and equipment, at cost	3,636	3,448
Less accumulated depreciation and amortization	1,373	1,298

Total property, plant and equipment, net	2,263	2,150

Other assets
Investments in unconsolidated affiliates	81	84
Note receivable from affiliate	95	378
Other	85	73

	261	535

Total assets	$2,629	$2,803

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$28	$29
Affiliates	10	3
Other	18	16
Current maturities of long-term debt	—	34
Taxes payable	8	11
Accrued interest	18	24
Other	10	10

Total current liabilities	92	127

Long-term debt, less current maturities	910	1,098

Other liabilities	50	36

Commitments and contingencies (Note 7)
Partners’ capital	1,577	1,542

Total liabilities and partners’ capital	$2,629	$2,803

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$235	$221	$184
Less income from discontinued operations, net of income taxes	—	19	22

Income from continuing operations	235	202	162
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	53	53	49
Deferred income taxes	—	23	34
Earnings from unconsolidated affiliates, adjusted for cash distributions	3	42	2
Other non-cash income items	(5)	(6)	(2)
Asset and liability changes
Accounts receivable	13	(7)	21
Accounts payable	7	(13)	(6)
Taxes payable	—	(21)	(20)
Other current assets	(5)	5	(3)
Other current liabilities	(9)	(4)	(6)
Non current assets	(11)	(5)	(10)
Non current liabilities	4	(320)	2

Cash provided by (used in) continuing activities	285	(51)	223
Cash provided by discontinued activities	—	25	35

Net cash provided by (used in) operating activities	285	(26)	258

Cash flows from investing activities
Additions to property, plant and equipment	(138)	(243)	(273)
Net change in notes receivable from affiliate	289	(152)	57
Proceeds from the sale of assets	—	—	3

Cash provided by (used in) continuing activities	151	(395)	(213)
Cash used in discontinued activities	—	(25)	(45)

Net cash provided by (used in) investing activities	151	(420)	(258)

Cash flows from financing activities
Payments to retire long-term debt	(236)	(584)	—
Distributions to partners	(200)	—	—
Net proceeds from issuance of long-term debt	—	494	—
Contribution from parent	—	536	—
Contribution to discontinued operations	—	—	(10)

Cash provided by (used in) continuing activities	(436)	446	(10)
Cash provided by discontinued activities	—	—	10

Net cash provided by (used in) financing activities	(436)	446	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
			Additional		Other	Total	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholder’s	Partners’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Capital
January 1, 2006	1,000	$—	$340	$1,120	$(6)	$1,454	$—
Net income				184		184
Other comprehensive income					1	1	—
Adoption of SFAS No. 158, net of income taxes of $2					5	5	—

December 31, 2006	1,000	—	340	1,304	—	1,644	—
Net income				187		187
Other comprehensive income					1	1	—
Adoption of FIN No. 48, net of income taxes of $(3)				(5)		(5)	—
Reclassification to regulatory liability (Note 8)			—		(5)	(5)	—

October 31, 2007	1,000	—	340	1,486	(4)	1,822	—
Conversion to general partnership (November 1, 2007)	(1,000)		(340)	(1,486)	4	(1,822)	1,822
Contributions							536
Distributions							(850)
Net income							34

December 31, 2007	—	—	—	—	—	—	1,542
Net income							235
Distributions							(200)

December 31, 2008	—	$—	$—	$—	$—	$—	$1,577

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     We are a Delaware general partnership, originally formed in 1935 as a corporation. We are owned 75 percent by El Paso SNG Holding Company, L.L.C., a subsidiary of El Paso Corporation (El Paso) and 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P. (MLP) which is majority owned by El Paso. In conjunction with the formation of El Paso’s MLP in November 2007, we distributed our 50 percent interest in Citrus Corp. (Citrus), our wholly owned subsidiaries Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express) to El Paso effective November 21, 2007. Citrus owns the Florida Gas Transmission Company, LLC (FGT) pipeline system and SLNG owns our Elba Island LNG facility. We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution. Additionally, effective November 1, 2007, we converted to a general partnership and are no longer subject to income taxes and settled our current and deferred income tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3 and 11.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all majority owned and controlled subsidiaries after the elimination of intercompany accounts and transactions.
     We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.
Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulated Operations
     Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Under SFAS No. 71, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that will be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects and certain costs included in, or expected to be included in, future rates.
Cash and Cash Equivalents
     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Doubtful Accounts
     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.
Materials and Supplies
     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.
Natural Gas Imbalances
     Natural gas imbalances occur when the actual amount of natural gas received on a customer’s contract at the supply point differs from the actual amount of natural gas delivered under the customer’s transportation contract at the delivery point. We value imbalances due to or from shippers at specified index prices set forth in our tariff based on the production month in which the imbalances occur. Customer imbalances are aggregated and netted on a monthly basis, and settled in cash, subject to the terms of our tariff. For differences in value between the amounts we pay or receive for the purchase or sale of natural gas used to resolve shipper imbalances over the course of a year, we have the right under our tariff to recover applicable losses or refund applicable gains through a storage cost reconciliation charge. This charge is applied to volumes as they are transported on our system. Annually, we true-up any losses or gains obtained during the year by adjusting the following years’ storage cost reconciliation charge.
     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. We classify all imbalances as current as we expect to settle them within a year.
Property, Plant and Equipment
     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead, interest and an equity return component, as allowed by the FERC. We capitalize major units of property replacements or improvements and expense minor items.
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from less than one percent to 20 percent per year. Using these rates, the remaining depreciable lives of these assets range from 3 to 43 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.
     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell or retire an entire operating unit. We include gains or losses on dispositions of operating units in operating income.
     At December 31, 2008 and 2007, we had $48 million and $102 million of construction work in progress included in our property, plant and equipment.

\

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2008, 2007 and 2006, were $3 million, $4 million and $3 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of taxes) during the years ended December 31, 2008, 2007 and 2006, were $7 million, $8 million and $5 million. These equity amounts are included as other non-operating income on our income statement.
Asset and Investment Impairments
     We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our long-lived assets carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.
     We reclassify the asset (or groups of assets) to be sold as either held-for-sale or as discontinued operations, depending on, among other criteria, whether we will have significant long-term continuing involvement with those assets after they are sold. We cease depreciating assets in the period that they are reclassified as either held for sale or as discontinued operations.
Revenue Recognition
     Our revenues are primarily generated from natural gas transportation and storage services. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to retain and dispose of relative to the amounts we use for operating purposes. As calculated in a manner set forth in our tariff, any revenues generated from any excess natural gas retained and not burned are shared with our customers on an annual basis. We recognize our share of revenues on gas not used in operations from our shippers when we retain the volumes at the market prices required under our tariffs. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
Environmental Costs and Other Contingencies
     Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties, including insurance coverage, separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet.
     Other Contingencies. We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.
Income Taxes
     Effective November 1, 2007, we converted to a general partnership in conjunction with the formation of El Paso’s MLP and accordingly, we are no longer subject to income taxes. As a result of our conversion to a general partnership, we settled our existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.
     On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109. The adoption of FIN No. 48 did not have a material impact on our financial statements.
Accounting for Asset Retirement Obligations
     We account for our asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN No. 47, Accounting for Conditional Asset Retirement Obligations. We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the long-lived asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the depreciation of the property, plant and equipment and accretion of the liabilities described above.
     We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We are required to operate and maintain our natural gas pipeline and storage system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline and storage system assets have indeterminate lives. As of December 31, 2008, we had asset retirement liabilities of $20 million primarily related to pipelines we plan to abandon, and we report this amount on our balance sheet in other non-current liabilities. Our asset retirement liabilities as of December 31, 2007 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Postretirement Benefits
     We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement plan, see Note 8.
     Effective December 31, 2006, we began accounting for our postretirement benefit plan under the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R) and recorded a $5 million increase, net of income taxes of $2 million, to accumulated other comprehensive income related to the adoption of this standard. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2008, the following accounting standards had not yet been adopted by us.
     Fair Value Measurements. We have adopted the provisions of SFAS No. 157, Fair Value Measurements in measuring the fair value of financial assets and liabilities in the financial statements. We have elected to defer the adoption of SFAS No. 157 for certain of our non-financial assets and liabilities until January 1, 2009, the adoption of which will not have a material impact on our financial statements.
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
     Noncontrolling Interests. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provides guidance on the presentation of minority interest, subsequently renamed “noncontrolling interest,” in the financial statements. This standard requires that noncontrolling interest be presented as a separate component of equity rather than as a “mezzanine” item between liabilities and equity, and also requires that noncontrolling interest be presented as a separate caption in the income statement. This standard also requires all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. We will adopt the provisions of this standard effective January 1, 2009. The adoption of this standard will not have a material impact on our financial statements.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Divestitures
     In November 2007, in conjunction with the formation of El Paso’s MLP, we distributed our wholly owned subsidiaries SLNG and Elba Express to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for each of the two years ended December 31, 2007 and 2006.

	2007	2006
	(In millions)
Revenues	$61	$66
Costs and expenses	(35)	(32)
Other income, net	4	1
Interest and debt expense	1	1

Income before income taxes	31	36
Income taxes	12	14

Income from discontinued operations, net of income taxes	$19	$22

3. Income Taxes
     In conjunction with the formation of El Paso’s MLP, we converted our legal structure into a general partnership effective November 1, 2007 and settled our current and deferred tax balances pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. The tables below reflect that these balances have been settled and that we no longer pay income taxes effective November 1, 2007.
     Components of Income Taxes. The following table reflects the components of income taxes included in income from continuing operations for each of the two years ended December 31, 2007 and 2006:

	2007	2006
	(In millions)
Current
Federal	$40	$30
State	6	1

	46	31

Deferred
Federal	19	29
State	4	5

	23	34

Total income taxes	$69	$65

     Effective Tax Rate Reconciliation. Our income taxes, included in income from continuing operations, differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the two years ended December 31, 2007 and 2006:

	2007	2006
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$95	$79
Increase (decrease)
Pretax income not subject to income tax after conversion to partnership	(11)	—
State income taxes, net of federal income tax benefit	6	4
Earnings from unconsolidated affiliates where we anticipate receiving dividends	(21)	(17)
Other	—	(1)

Income taxes	$69	$65

Effective tax rate	25%	29%

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Financial Instruments
     At December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term maturity of these instruments. At December 31, 2008 and 2007, we had an interest bearing note receivable from El Paso of approximately $136 million and $425 million due upon demand, with a variable interest rate of 3.2% and 6.5%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the market-based nature of its interest rate and the fact that it is a demand note.
     In addition, the carrying amounts and estimated fair values of our long-term debt are based on quoted market prices for the same or similar issues and are as follows at December 31:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term debt, including current maturities	$910	$726	$1,132	$1,187
5. Regulatory Assets and Liabilities
     Below are the details of our regulatory assets and liabilities at December 31:

	2008	2007
	(In millions)
Current regulatory assets	$1	$—

Non-current regulatory assets
Taxes on capitalized funds used during construction	34	31
Unamortized loss on reacquired debt	36	24
Other	4	3

Total non-current regulatory assets	74	58

Total regulatory assets	$75	$58

Non-current regulatory liabilities
Cost of removal of offshore assets	$4	$7
Postretirement benefits	—	23

Total non-current regulatory liabilities	$4	$30

6. Debt and Credit Facilities
     Debt. Our long-term debt consisted of the following at December 31:

	2008	2007
	(In millions)
6.125% Notes due September 2008	$—	$34
5.90% Notes due April 2017	500	500
7.35% Notes due February 2031	153	300
8.0% Notes due March 2032	258	300

	911	1,134
Less: Current maturities	—	34
Unamortized discount	1	2

Total long-term debt, less current maturities	$910	$1,098

     In September 2008, we retired $34 million of our 6.125% notes due 2008. In June 2008, we paid $202 million, including premiums, to repurchase approximately $147 million of our 7.35% notes due 2031 and $42 million of our 8.0% notes due 2032 as part of our previously announced debt repurchases. We repurchased these notes with recoveries of our notes receivable from El Paso under its cash management program.
     Under our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions. For the year ended December 31, 2008, we were in compliance with our debt-related covenants. Our long-term debt contains

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated.
7. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.
     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At December 31, 2008, we accrued approximately $2 million for our outstanding legal matters.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued.
     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.
Regulatory Matters
     Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a Notice of Proposed Rulemaking for Oil and Gas and Sulphur Operations in the Outer Continental Shelf (OCS) — Pipelines and Pipeline Rights-of-Way. If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of: (1) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (2) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (3) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the EPA is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Additionally, lawsuits have been filed seeking to force the federal government to regulate GHG emissions and individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.
     Rate Case. Under the terms of our last rate settlement, we are obligated to file proposed new rates to be effective no later than October 1, 2010. We anticipate filing a new rate case no later than March 2009 with revised rates expected to become effective September 1, 2009.
Other Matters
     Calpine Bankruptcy. In 2007, Calpine Corporation (Calpine) rejected its firm transportation contract with us which ran through 2019. Although our original undiscounted claim for this contract rejection was approximately $75 million, we entered into a settlement with Calpine under its plan of reorganization filed in June 2007 in connection with its bankruptcy proceeding. During the year of 2008, we recognized revenue of $35 million related to distributions received under Calpine’s approved plan of reorganization.
Commitments, Purchase Obligations and Other Matters
     Commercial Commitments. We have entered into unconditional purchase obligations for products and services totaling approximately $13 million at December 31, 2008. Our annual obligations under these agreements are $10 million in 2009, and $1 million in each of 2010, 2011 and 2012. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
     Operating Leases and Other Commercial Commitments. We lease property, facilities and equipment under various operating leases. Our primary commitment under operating leases is the lease of our office space in Birmingham, Alabama. El Paso guarantees our obligations under these lease agreements. Minimum future annual rental commitments on our operating leases as of December 31, 2008, were as follows:

Year Ending
December 31,	(In millions)
2009	$2
2010	3
2011	3
2012	3
2013	3
Thereafter	11

Total	$25

     Rent expense on our operating leases for each of the three years ended December 31, 2008, 2007 and 2006 was $4 million, less than $1 million, and $3 million. These amounts include our share of rent allocated to us from El Paso.
     We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations.
     Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. As of December 31, 2008, we have a performance guarantee related to contracts held by SLNG, an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $631 million, which is based on their remaining estimated obligations under the contracts.
8. Retirement Benefits
     Pension and Retirement Benefits. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits. We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. Employees in this group who retire after June 30, 2000 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $4 million to our postretirement benefit plan in 2009.
     Effective December 31, 2006, we began accounting for our postretirement benefit plan under recognition provisions of SFAS No. 158. Under SFAS No. 158, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158 and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
      Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. The table below provides information about our postretirement benefit plan. In 2008, we adopted the measurement date provisions of SFAS 158 and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008. For 2007, the information is presented and computed as of and for the twelve months ended September 30, 2007.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	September 30,
	2008	2007
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$62	$73
Interest cost	4	4
Participant contributions	1	1
Actuarial (gain) loss	1	(9)
Benefits paid (1)	(7)	(7)

Accumulated postretirement benefit obligation — end of period	$61	$62

Change in plan assets:
Fair value of plan assets — beginning of period	$66	$59
Actual return on plan assets	(17)	9
Employer contributions	4	4
Participant contributions	1	1
Benefits paid	(8)	(7)

Fair value of plan assets — end of period	$46	$66

Reconciliation of funded status:
Fair value of plan assets	$46	$66
Less: Accumulated postretirement benefit obligation	61	62
Fourth quarter contributions		—

Net asset (liability) at December 31	$(15)	$4

(1)	Amounts shown are net a subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to participants, retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is the result of general economic and capital market conditions. As a result of the general decline in the markets for debt and equity securities, the fair value of our plan assets and the funded status of our other postretirement benefit plan declined during 2008, which resulted in a decrease in our plan assets and regulatory liability when our plan’s assets and obligation were remeasured at December 31, 2008. The following table provides the target and actual asset allocations in our postretirement benefit plan as of December 31, 2008 and September 30, 2007:

		Actual	Actual
Asset Category	Target	2008	2007
	(Percent)
Equity securities	65	65	63
Debt securities	35	34	33
Cash and cash equivalents	—	1	4

Total	100	100	100

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Expected Payment of Future Benefits. As of December 31, 2008, we expect the following payments (net of participant contributions and an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003) under our plan (in millions):

Year Ending
December 31,
2009	$6
2010	6
2011	5
2012	5
2013	5
2014-2018	24
     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations for 2008, 2007 and 2006:

	2008	2007	2006
	(Percent)
Assumptions related to benefit obligations at December 31, 2008 and September 30, 2007 and 2006 measurement dates:
Discount rate	6.00	6.05	5.50
Assumptions related to benefit costs at December 31:
Discount rate	6.05	5.50	5.25
Expected return on plan assets(1)	8.00	8.00	8.00

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income tax at a rate of 35%. The expected return on plan assets for our postretirement benefit plans is calculated using the after-tax rate of return.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.6 percent in 2008, gradually decreasing to 5.0 percent by the year 2015. Changes in the assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change would not have had a significant effect on interest costs in 2008 or 2007. A one-percentage point change in assumed health care cost trends would have the following effects as of December 31, 2008 and 2007:

	2008	2007
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$5	$5
One percentage point decrease:
Accumulated postretirement benefit obligation	$(5)	$(4)
     Components of Net Benefit Cost. For each of the years ended December 31, the components of net benefit costs are as follows:

	2008	2007	2006
	(In millions)
Interest cost	$4	$4	$4
Expected return on plan assets	(3)	(3)	(3)
Amortization of net actuarial gain	(1)	—	—

Net postretirement benefit cost	$—	$1	$1

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Transactions with Major Customers
     The following table shows revenues from our major customers for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
SCANA Corporation(1)	$79	$77	$71
Southern Company Services	55	54	53

(1)	A significant portion of revenues received from a subsidiary of SCANA Corporation resulted from firm capacity released by Atlanta Gas Light Company under terms allowed by our tariff.
10. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2008	2007		2006
	(In millions)
Interest paid, net of capitalized interest	$75	$97		$95
Income tax payments	—	374	(1)	53

(1)	Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).
11. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     Citrus. Prior to its transfer to El Paso in November 2007 in conjunction with the formation of El Paso’s MLP, we had a 50 ownership percent interest in Citrus, which owns the FGT pipeline system. CrossCountry Energy, LLC (CrossCountry), a subsidiary of Southern Union Company, owns the other 50 percent of Citrus. During 2007 and 2006, we received $103 million and $63 million in dividends from Citrus.
     Bear Creek Storage Company (Bear Creek). We have a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Storage Company, our affiliate. We account for our investment in Bear Creek using the equity method of accounting. Our investment in Bear Creek at December 31, 2008 and 2007 was $81 million and $84 million. During 2008, 2007 and 2006, we received $16 million, $27 million and $17 million in dividends from Bear Creek.
     Summarized financial information of our proportionate share of our unconsolidated affiliates as of and for the years ended December 31 is presented as follows:

	2008	2007		2006
	(In millions)
Operating results data:(1)
Operating revenues	$20	$267		$262
Operating expenses	8	115		113
Income from continuing operations and net income	13	92	(2)	78

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
	(In millions)
Financial position data:
Current assets	$27	$28
Non-current assets	55	58
Other current liabilities	1	2
Equity in net assets	81	84

(1)	Includes Citrus results for the entire year ended December 31, 2007. Our share of Citrus’ net income prior to the distribution of this investment in November 2007 was $75 million, adjusted for the excess purchase price amortization.

(2)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates in 2007 is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.
Transactions with Affiliates
     MLP Acquisition. On September 30, 2008, El Paso’s MLP acquired an additional 15 percent ownership interest in us.
     Contributions/Distributions. On November 21, 2007, in conjunction with the formation of the MLP, we made a distribution of our 50 percent ownership in Citrus and our wholly owned subsidiaries SLNG and Elba Express (described in Note 1) with a book value of approximately $850 million to El Paso and El Paso made a capital contribution of approximately $536 million to us.
     We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2008, we paid cash distributions of approximately $200 million to our partners. In addition, in January 2009 we paid a cash distribution to our partners of approximately $35 million. We did not make any distributions to our partners during 2007.
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2008 and 2007, we had a note receivable from El Paso of $136 million and $425 million. We classified $41 million and $47 million of this receivable as current on our balance sheets at December 31, 2008 and 2007, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on our note at December 31, 2008 and 2007 was 3.2% and 6.5%.
     Income Taxes. Effective November 1, 2007, we converted into a general partnership as discussed in Note 1 and settled our existing current and deferred tax balances of approximately $334 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, we also settled $20 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities whose purpose is solely to invest in our receivables. As of December 31, 2008 and 2007, we sold approximately $48 million and $59 million of receivable, received cash of approximately $24 million and $28 million and received subordinated beneficial interests of approximately $23 million and $30 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $25 million and $28 million as of December 31, 2008 and 2007. We reflect the subordinated interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections), are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under these agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2008 and 2007.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to affiliates under long-term contracts.
     We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company, our affiliate, associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.
     The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2008	2007	2006
	(In millions)
Revenues from affiliates	$6	$7	$9
Operation and maintenance expenses from affiliates	107	69	65
12. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2008
Operating revenues	$163	$125	$123	$129	$540
Operating income	101	61	54	55	271
Net income	95	53	44	43	235

2007
Operating revenues	$120	$114	$121	$127	$482
Operating income	67	55	56	64	242
Income from continuing operations	57	47	46	52	202
Discontinued operations, net of income taxes	6	3	6	4	19
Net income	63	50	52	56	221

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2009.

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
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Pipeline Partners, L.P. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley James C. Yardley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ John R. Sult John R. Sult	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)	March 2, 2009

/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr.	Chairman of the Board	March 2, 2009

/s/ Douglas L. Foshee Douglas L. Foshee	Director	March 2, 2009

/s/ D. Mark Leland D. Mark Leland	Director	March 2, 2009

/s/ Arthur C. Reichstetter Arthur C. Reichstetter	Director	March 2, 2009

/s/ William A. Smith William A. Smith	Director	March 2, 2009

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
December 31, 2008
     Each exhibit identified below is filed as part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement.
EXHIBIT LIST

Exhibit
Number	Description

2	Contribution and Exchange Agreement, dated September 17, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, El Paso SNG Holding Company, L.L.C., Southern Natural Gas Company, EPPP SNG GP Holdings, L.L.C. and EPPP CIG GP Holdings, L.L.C. (incorporated by reference to Exhibit 2.1 to our current Report on Form 8-K filed with the SEC on September 23, 2008).

3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1).

3.B
First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K, filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1).

3.D
Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

4.A
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

10.C
General Partnership Agreement of Colorado Interstate Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Colorado Interstate Gas Company Form 8-K filed with the SEC on November 7, 2007); First Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Colorado Interstate Gas Company Form 8-K filed with the SEC on October 6, 2008).

10.D
General Partnership Agreement of Southern Natural Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Southern Natural Gas Company Form 8-K filed with the SEC on November 7, 2007); First Amendment to the General Partnership Agreement of Southern Natural Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Southern Natural Gas Company Form 8-K filed with the SEC on October 6, 2008).

+10.E	Long-Term Incentive Plan of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

Exhibit
Number	Description
10.F
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

10.G	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1).

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

10.J
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

10.K
Securities Purchase Agreement dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and NGPMR MLP Opportunity Fund Company, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.L
Securities Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.M
Note Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., as guarantor, El Paso Pipeline Partners Operating Company, L.L.C., as issuer, and the insurance companies and financial institutions named therein as parties thereto (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

*12	Ratio of Earnings to Fixed Charges

*21	List of subsidiaries of El Paso Pipeline Partners, L.P.

*23.A	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

*23.B	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99	El Paso Pipeline GP Company, L.L.C. consolidated balance sheet at December 31, 2008 and notes thereto.