Form 10-Q
period 2009-03-31
El Paso Pipeline Partners, L.P.
filed 2009-05-11
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-33825
____________________

 El Paso Pipeline Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0789784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

   There were 84,965,923 Common Units, 27,727,411 Subordinated Units and 2,299,526 General Partner Units outstanding as of May 6, 2009:

EL PASO PIPELINE PARTNERS, L.P.

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	BBtu = billion British thermal units

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended March 31,
	2009	2008
Operating revenues	$39.7	$33.7
Operating expenses
Operation and maintenance	9.6	8.2
Depreciation and amortization	7.0	6.2
Taxes, other than income taxes	1.2	1.1
	17.8	15.5
Operating income	21.9	18.2
Earnings from unconsolidated affiliates	29.0	15.1
Other income (expense), net	0.2	(0.1)
Interest and debt expense, net	(5.1)	(5.6)
Net income	$46.0	$27.6

Net income per limited partner unit — Basic and Diluted:
Common units	$0.40	$0.32
Subordinated units	$0.40	$0.32

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1.2	$10.9
Accounts receivable
Customer, net of allowance of $0.5 in 2009 and 2008	13.9	13.7
Affiliates	21.7	21.5
Other	—	1.8
Regulatory assets	8.2	10.1
Other	4.0	4.1
Total current assets	49.0	62.1
Property, plant and equipment, at cost	875.5	867.6
Less accumulated depreciation and amortization	228.1	221.3
Total property, plant and equipment, net	647.4	646.3
Other assets
Investment in unconsolidated affiliates	718.5	715.9
Other	10.1	10.3
	728.6	726.2
Total assets	$1,425.0	$1,434.6

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$2.8	$6.6
Affiliates	3.2	2.1
Other	2.1	4.5
Accrued interest	0.4	3.6
Taxes payable	1.6	1.8
Contractual deposits	1.8	1.7
Other	1.1	1.1
Total current liabilities	13.0	21.4
Other liabilities
Long-term financing obligations, including capital lease obligation	767.2	777.3
Other liabilities	1.4	1.5
	768.6	778.8

Commitments and contingencies (Note 5)
Partners’ capital
Common units (84,965,923 and 84,970,498 units issued and outstanding at March 31, 2009 and December 31, 2008)	1,071.4	1,064.8
Subordinated units (27,727,411 units issued and outstanding at March 31, 2009 and December 31, 2008)	291.6	289.4
General partner units (2,299,526 units issued and outstanding at March 31, 2009 and December 31, 2008)	(719.6)	(719.8)
Total partners’ capital	643.4	634.4
Total liabilities and partners’ capital	$1,425.0	$1,434.6

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$46.0	$27.6
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	7.0	6.2
Earnings from unconsolidated affiliates, adjusted for cash distributions	(2.8)	(11.5)
Other non-cash income items	(0.3)	(0.4)
Asset and liability changes	(3.7)	(3.0)
Net cash provided by operating activities	46.2	18.9

Cash flows from investing activities
Capital expenditures	(9.1)	(43.0)
Other	0.1	(0.1)
Net cash used in investing activities	(9.0)	(43.1)

Cash flows from financing activities
Net proceeds from (payments on) borrowings under credit facility	(10.0)	40.0
Payments to retire long-term debt, including capital lease obligations	(0.1)	(0.1)
Distributions	(36.8)	(11.1)
Net cash provided by (used in) financing activities	(46.9)	28.8

Net change in cash and cash equivalents	(9.7)	4.6
Cash and cash equivalents
Beginning of period	10.9	4.6
End of period	$1.2	$9.2

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2009, and for the quarters ended March 31, 2009 and 2008, are unaudited. We derived the consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are not measured at fair value on a recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the quarter ended March 31, 2009, there were no fair value measurements recorded on a non-recurring basis.

Earnings per Unit. On January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, and have retrospectively applied this guidance to all periods presented as further discussed in Note 3.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on the accounting for acquisitions of businesses and transactions involving noncontrolling interests.  SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements.  Application of these standards will impact transactions that are entered into after December 31, 2008.

2. Acquisition

Acquisition of Additional Interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in Colorado Interstate Gas Company (CIG) and an additional 15 percent general partner interest in Southern Natural Gas Company (SNG) from El Paso Corporation (El Paso) for $736 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10 million note payable and $254 million of cash. We financed the $254 million cash payment through the issuance of $175 million of private placement debt, $65 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15 million.  With the issuance of the additional units, El Paso retained its two percent general partnership interest in us, and increased its limited partner interest in us from 65 percent to 72 percent.

Since the transaction was between entities under common control, we recorded these additional interests in CIG and SNG at their historical cost of $474 million and the difference between historical cost and the cash and note payable consideration paid to El Paso as an increase to partners’ capital. We accounted for these transactions prospectively beginning with the date of acquisition and will continue to utilize the equity method of accounting for our total investments in CIG and SNG.  We reflect our proportionate share of the operating results of CIG and SNG as earnings from unconsolidated affiliates in our financial statements.

The following summary unaudited pro forma consolidated results of operations for the quarter ended March 31, 2008, reflect our historical revenues, net income and net income per unit (adjusted for the adoption of EITF Issue No. 07-4) on a pro forma basis assuming the acquisition of additional interests in CIG and SNG, and directly related conveyance and financing transactions occurred effective January 1, 2008. For purposes of pro forma earnings per unit, 84,949,397 common units and 27,727,411 subordinated units were assumed to have been outstanding for the quarter ended March 31, 2008. Pro forma net income per unit calculations are performed without regard to arrearages of distributions. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been made on January 1, 2008, nor are they necessarily indicative of future operating results.

Quarter Ended March 31, 2008
(In millions, except for per unit amounts)

Revenues	$33.7
Net income	51.2
Net income per limited partner unit — Basic and Diluted:
Common units	0.45
Subordinated units	0.45

3. Earnings Per Unit and Cash Distributions

Earnings per unit. During the first quarter of 2009, we adopted the provisions of EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, which changes the manner in which master limited partnerships calculate net income per unit. This standard requires the calculation of net income per unit based on actual distributions made to a master limited partnership’s unitholders, including the holders of incentive distribution rights (IDRs), for the related reporting period. Additionally, to the extent net income exceeds cash distributions, the excess is allocated to unitholders based on their contractual participation rights to share in those earnings as if all of the earnings for the period had been distributed. If cash distributions exceed net income, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. We have retrospectively applied this guidance to all periods presented, the adoption of which did not have an impact on our net income per limited partner unit for the quarter ended March 31, 2008.

Net income per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of March 31, 2009 and 2008, we had 13,717 and 6,250 restricted units outstanding. A portion of the restricted units outstanding as of March 31, 2009 were dilutive. None of the restricted units outstanding as of March 31, 2008 were dilutive.

The tables below show the (i) allocation of net income and the (ii) net income per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarters ended March 31, 2009 and 2008.

Allocation of Net Income
	2009	2008
	(In millions)
Net income	$46.0	$27.6
Less: general partner’s interest in net income	0.9	0.6
Limited partners’ interest in net income — common and subordinated	$45.1	$27.0

Net Income per Limited Partner Unit

	2009		2008
	Common	Subordinated	Common	Subordinated
	(In millions, except for per unit amounts)
Distributions (1)	$27.6	$9.0	$16.4	$8.0
Excess of net income over distributions	6.4	2.1	1.8	0.8
Limited partners’ interest in net income	$34.0	$11.1	$18.2	$8.8

Weighted average limited partner units outstanding — Basic and Diluted	85.0	27.7	57.2	27.7

Net income per limited partner unit — Basic and Diluted	$0.40	$0.40	$0.32	$0.32
____________
(1) Reflects distributions declared to our unitholders of $0.325 and $0.2875 per unit for the quarters ended March 31, 2009 and 2008.

Cash Distributions to Partners. In February 2009, we made a distribution to our unitholders of $36.8 million (or $0.32 per unit) related to the quarter ended December 31, 2008. On April 21, 2009, the board of directors of our general partner declared a distribution to unitholders of $37.3 million (or $0.325 per unit) for the first quarter of 2009, which will be paid on May 15, 2009 to all unitholders of record at the close of business on May 1, 2009. On April 21, 2008, the board of directors of our general partner declared a distribution to unitholders of $24.9 million (or $0.2875 per unit) for the first quarter of 2008, which was paid on May 15, 2008 to all unitholders.

Subordinated units and incentive distribution rights. All of our subordinated units and IDRs are held by a wholly owned subsidiary of El Paso and are further described in our 2008 Annual Report on Form 10-K.

4. Long-Term Financing Obligations

As of March 31, 2009, we have approximately $575 million outstanding under our revolving credit facility, and our remaining availability under this facility was approximately $160 million. In determining our available capacity, we have assessed our lender's ability to fund under our various credit facilities.  These borrowings have an interest rate of LIBOR plus 0.425 based on a leverage pricing grid. We also pay utilization and commitment fees of 0.225 percent. At March 31, 2009, our all-in borrowing rate under this facility was 1.2 percent. For a further discussion of our credit facility and other long-term financing obligations, see our 2008 Annual Report on Form 10-K.

5. Commitments and Contingencies

Legal Proceedings

WIC Line 124A Rupture. On November 11, 2006, a bulldozer driver ran into and ruptured Wyoming Interstate Company, Ltd. (WIC) Line 124A near Cheyenne, Wyoming resulting in an explosion and fire, and the subsequent death of the driver. The driver was working for a construction company hired by Rockies Express Pipeline, LLC to construct its new pipeline in a corridor substantially parallel to WIC’s Line 124A. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an investigation into the incident, with which we fully cooperated. In March 2008, we received from PHMSA a Notice of Probable Violation with a proposed fine of $3.4 million. In October 2008, a hearing was held at which we contested the proposed fine. We have completed the post-hearing briefing and PHMSA has taken the matter under consideration. We expect to receive a final order in 2009.

In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2009, we accrued approximately $1.2 million for our outstanding legal matters.

Regulatory Matter

Fuel Recovery Mechanism. Effective April 1, 2008, WIC implemented a Federal Energy Regulatory Commission (FERC)-approved fuel and related gas cost recovery mechanism which is designed to recover all cost impacts, or flow through to shippers any revenue impacts, of certain imbalance revaluations and related gas balance items. The first annual filing to contain the cost and revenue true-up mechanism was filed in October 2008.  The implementation of the mechanism was protested by a limited number of shippers.  In November 2008, a technical conference was held to discuss the mechanism.  A final order on the filing has not yet been issued.

Greenhouse Gas (GHG) Emissions. Legislative and regulatory measures to address GHG emissions are in various phases of discussions or implementation at the international, national, regional and state levels. In the United States, it is likely that federal legislation requiring GHG controls will be enacted in the next few years. In addition, the United States Environmental Protection Agency (EPA) is considering initiating a rulemaking to regulate GHGs under the Clean Air Act. Furthermore, the EPA recently issued proposed regulations requiring monitoring and reporting requirements of GHG emissions on an annual basis economy wide, including extensive new monitoring and reporting requirements applicable to our industry. The EPA has also recently proposed findings that GHGs in the atmosphere endanger public health and welfare, and that emissions from mobile sources cause or contribute to GHGs in the atmosphere. These proposed findings, if finalized as proposed, would not immediately affect our operations, but standards eventually promulgated pursuant to these findings could affect our operations and ability to obtain air permits for new or modified facilities. Legislation and regulation are also in various stages of discussions or implementation in many of the states in which we operate. Lawsuits have been filed seeking to force the federal government to regulate GHG emissions under the Clean Air Act and to require individual companies to reduce GHG emissions from their operations. These and other lawsuits may result in decisions by state and federal courts and agencies that could impact our operations and ability to obtain certifications and permits to construct future projects. Our costs and legal exposure related to GHG regulations are not currently determinable.

6. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso, as further discussed in Note 2. The acquisition increased our general partner interest in CIG to 40 percent and our general partner interest in SNG to 25 percent. Our proportionate share of the operating results of CIG and SNG has been reflected as earnings from unconsolidated affiliates since the date the respective interests were acquired.

The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of these investments.

Net Investment and Earnings

	Investment		Earnings from Unconsolidated Affiliates
	March 31,	December 31,	Quarter Ended March 31,
	2009	2008	2009	2008
	(In millions)		(In millions)
CIG	$321.1	$322.1	$16.5	$5.7
SNG	397.4	393.8	12.5	9.4
Total	$718.5	$715.9	$29.0	$15.1

Summarized Financial Information

	CIG		SNG
	Quarter Ended March 31,		Quarter Ended March 31,
	2009	2008	2009	2008
	(In millions)		(In millions)
Operating results data:
Operating revenues	$38.9	$9.0	$31.6	$16.3
Operating expenses	18.5	3.3	15.5	6.2
Income from continuing operations and net income	16.5	5.7	12.5	9.4

Transactions with Affiliates

Distributions/Contributions. We received cash distributions from CIG and SNG of $17.4 million and $8.8 million during the quarter ended March 31, 2009 and $1.5 million and $2.0 million during the quarter ended March 31, 2008. In April 2009, we received distributions from CIG and SNG of $15.9 million and $12.3 million.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	Quarter Ended March 31,
	2009	2008
	(In millions)
Revenues from affiliates	$2.8	$2.8
Operation and maintenance expense from affiliates	4.0	3.5

Notes Receivable and Payable with Affiliates. At March 31, 2009 and December 31, 2008, we had $20.2 million remaining on our note receivable from El Paso. This note is due upon demand and was classified as current on our balance sheet. The interest rate on this variable rate note was 1.7% at March 31, 2009 and 3.2% at December 31, 2008. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at March 31, 2009 and December 31, 2008. For a further discussion of our notes receivable and payable with affiliates, see our 2008 Annual Report on Form 10-K.

Other. As of March 31, 2009 and December 31, 2008, we had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $3.2 million and $2.1 million.

We lease a compressor station from CIG’s affiliate, WYCO Development LLC (WYCO), and made $0.3 million and $0.4 million of lease payments to WYCO during the quarters ended March 31, 2009 and 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Effective September 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG, as further discussed in Item 1, Financial Statements, Note 2. We accounted for the acquisition of our additional interests prospectively beginning on September 30, 2008. As of March 31, 2009, we own 100 percent of WIC, a 40 percent general partner interest in CIG and a 25 percent general partner interest in SNG.

We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of March 31, 2009, each of WIC, CIG and SNG have significant expansion projects in progress as further discussed in our 2008 Annual Report on Form 10-K.  During the first quarter of 2009, CIG agreed with its customer to defer the in-service date for the Raton 2010 project from June 2010 to December 2010.

For a further discussion of the capital requirements of us and our unconsolidated affiliates, see Liquidity and Capital Resources below.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) interest and debt expense, net, and (iii) income taxes. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2009 compared with the same period in 2008.

Operating Results:

	2009	2008
	(In millions, except for volumes)
Operating revenues	$39.7	$33.7
Operating expenses	17.8	15.5
Operating income	21.9	18.2
Earnings from unconsolidated affiliates	29.0	15.1
Other income (expense), net	0.2	(0.1)
EBIT	51.1	33.2
Interest and debt expense, net	(5.1)	(5.6)
Net income	$46.0	$27.6

WIC throughput volumes (BBtu/d)(1)	2,705	2,418
____________
(1)	Throughput volumes presented are for WIC only and includes 174 BBtu/d and 177 BBtu/d transported by WIC on behalf of CIG for the periods ended March 31, 2009 and 2008.

EBIT Analysis:

	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$3.1	$—	$—	$3.1
Expansions	2.9	(0.7)	(0.1)	2.1
Operational gas and revaluations	—	(2.5)	—	(2.5)
Earnings from unconsolidated affiliates	—	—	13.9	13.9
Other(1)	—	0.9	0.4	1.3
Total impact on EBIT	$6.0	$(2.3)	$14.2	$17.9
____________
(1)	Consists of individually insignificant items.

Transportation Revenues. For the quarter ended March 31, 2009, we experienced higher revenues as a result of increased demand for firm capacity on WIC’s mainline system and Medicine Bow lateral and increased resale of capacity on a third-party pipeline compared with the same period in 2008.

Expansions. During the quarter ended March 31, 2009, we benefited from increased revenues and throughput volumes due to projects placed in service throughout 2008 including the Kanda lateral project and Medicine Bow expansion, as well as increased contracted capacity on the Piceance lateral.

Operational gas and revaluations. During the first quarter of 2008, we benefited from increasing natural gas prices on fuel and related gas balance items owed from shippers and other interconnecting pipelines. Effective April 2008, WIC implemented a FERC-approved fuel and related gas cost recovery mechanism, which is expected to reduce earnings volatility resulting from these items over time. For a further discussion of WIC’s fuel recovery mechanism, see Item 1, Financial Statements, Note 5.

Earnings from Unconsolidated Affiliates. For the quarter ended March 31, 2009, we recorded equity earnings of $16.5 million from CIG and $12.5 million from SNG, compared to equity earnings of $5.7 million from CIG and $9.4 million from SNG for same period in 2008. Our equity earnings increased primarily due to the acquisition of an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso on September 30, 2008, partially offset by proceeds received by SNG from the Calpine bankruptcy settlement in 2008.

In March 2009, SNG filed a rate case with the FERC as permitted under the settlement of its previous rate case. The filing proposed an increase in SNG’s base tariff rates.  In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing and a technical conference on certain tariff proposals. The FERC appointed an administrative law judge who will decide the rate case issues should SNG be unable to reach a settlement with its customers.

Interest and Debt Expense

Interest and debt expense for the quarter ended March 31, 2009, was $0.5 million lower than the same period in 2008 primarily due a lower average interest rate on our credit facility borrowings, which decreased from 4.5% in 2008 to 0.9% for the same period in 2009. This decrease was partially offset by the issuance of $175.0 million of senior unsecured notes and a $10.0 million note payable to El Paso as partial funding for the acquisition of additional interests in CIG and SNG in September 2008 and an increase in the average balance outstanding under our credit facility from approximately $473 million for the quarter ended March 31, 2008 to approximately $582 million for the same period in 2009.

Distributable Cash Flow

We use a non-GAAP financial measure “Distributable Cash Flow” to measure the amount of cash we can distribute to our unitholders. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, and other income and expenses, net, which primarily includes a non-cash allowance for equity funds used during construction (“AFUDC equity”) and other non-cash items. Adjusted EBITDA is defined as net income plus depreciation and amortization expense, interest and debt expense, net of interest income and the partnership’s share of distributions declared by CIG and SNG for the applicable period, less equity in earnings of CIG and SNG.

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

Our distributable cash flow was $51.2 million and $27.8 million for the quarters ended March 31, 2009 and 2008. The increase in distributable cash flow in 2009 was due primarily to increased distributions from our ownership interests in CIG and SNG as well as higher transportation revenues. The table below provides our calculation of Distributable Cash Flow for the quarter ended March 31, 2009 compared with the same period in 2008:

	2009	2008
	(In millions)
Net income	$46.0	$27.6
Add: Interest and debt expense, net	5.1	5.6
EBIT	51.1	33.2
Add:
Depreciation and amortization	7.0	6.2
Distributions declared by CIG and SNG	28.2	13.3
Less:
Equity earnings from CIG and SNG	(29.0)	(15.1)

Adjusted EBITDA	57.3	37.6

Less:
Cash interest expense, net	(5.1)	(5.6)
Maintenance capital expenditures	(0.6)	(0.6)
Other, net (1)	(0.4)	(3.6)

Distributable Cash Flow	$51.2	$27.8
____________________

(1)	Includes certain non-cash items such as AFUDC equity and other items.

Liquidity and Capital Resources

Liquidity Overview. Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy any indebtedness obligations, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control.

Our sources of liquidity currently include cash generated from our operations, quarterly cash distributions received from our equity investees (CIG and SNG), our $20 million note receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. As of March 31, 2009, our remaining availability under the credit facility is approximately $160 million. For a further discussion of this facility, see our 2008 Annual Report on Form 10-K.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond. The global financial markets remain extremely volatile and it is uncertain whether recent U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Based on the liquidity available to us under our existing committed revolving credit facility and our demand note receivable from El Paso, we do not anticipate a need to directly access the financial markets to fund our 2009 committed expansion capital needs. Prolonged restricted access to the financial markets could impact our ability to grow our distributable cash flow through acquisitions. For a more detailed discussion of risk factors related to our operations and our ability to access the financial markets, refer to our 2008 Annual Report on Form 10-K.

We believe that cash flows from operating activities, including the cash distributions received from CIG and SNG, availability under our credit facility and our note receivable from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for 2009.

CIG and SNG, our investees, participate in El Paso’s cash management programs and are required to make quarterly distributions of their available cash to their partners, including us. For 2009, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso, together with capital contributions from its partners, including us, to fund their capital investment needs. We estimate that we may be required to make capital contributions to CIG and SNG of up to approximately $40 million during the remainder of 2009.

Cash Flow Activities. Our cash flow activities for the quarters ended March 31 were as follows:

	Quarter Ended
	March 31,
	2009	2008
	(In millions)
Net cash provided by operating activities	$46.2	$18.9
Net cash used in investing activities	(9.0)	(43.1)
Net cash provided by (used in) financing activities	(46.9)	28.8

Operating Activities. For the quarter ended March 31, 2009 as compared to the same period in 2008, cash flow from operating activities was higher as a result of increased contracted capacity reservation revenues on the Piceance lateral, increased demand for firm capacity on WIC’s mainline system, increased resale of capacity on a third-party pipeline and the completion of the Medicine Bow expansion. In addition, we received cash distributions from CIG and SNG of $26.2 million in 2009 compared to $3.5 million in 2008.

Working Capital. As of March 31, 2009, we had a working capital surplus of $36.0 million compared to a working capital surplus of $40.7 million at December 31, 2008. The change in working capital at March 31, 2009, was due primarily to a reduction in our cash balance due to the repayment of $10.0 million of amounts due under our credit facility.

Investing Activities. Our investing activities in each period relate primarily to expansions of our WIC system. In 2009, these expenditures related primarily to our Piceance Lateral expansion. In 2008, these expenditures related primarily to the completion of our Kanda lateral and mainline compression expansion and Medicine Bow compression expansion.

Capital Expenditures. Our cash capital expenditures for the quarter ended March 31, 2009 and those planned for the remainder of 2009 are as follows:

	Quarter Ended March 31, 2009	Remaining 2009	Total
	(In millions)
Maintenance	$0.6	$1.4	$2.0
Expansion	8.5	56.5	65.0
Total	$9.1	$57.9	$67.0

Our expected remaining 2009 expansion capital expenditures of $56.5 million include amounts primarily related to our Piceance Lateral expansion. We are also evaluating additional expansion projects. We expect to spend approximately $2 million for maintenance capital expenditures in 2009. While we expect to fund these maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our note receivable from El Paso. Additionally, we estimate that we may be required to make capital contributions to CIG and SNG of up to approximately $40 million in the remainder of 2009.

Financing Activities. Our financing activities related primarily to a repayment of $10.0 million made under our credit facility. For a further discussion of our long-term financing obligations, see Item 1, Financial Statements, Note 4. We also made cash distributions of $36.8 million and $11.1 million to our unitholders during the quarters ended March 31, 2009 and 2008.

Unconsolidated Affiliates

Capital Requirements. CIG’s and SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from CIG’s and SNG’s partners (including us), if necessary. CIG’s and SNG’s uses of cash primarily include capital expenditures, debt service, and distributions to partners. For the remainder of 2009, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable under the cash management program with El Paso, together with capital contributions from their partners, including us, to fund their investment needs.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, See Item 1, Financial Statements, Note 5 which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2008 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in these risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index is hereby incorporated herein by reference and sets forth a list of those exhibits filed herewith.

The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.

By:	El Paso Pipeline GP Company, L.L.C., its General Partner

Date: May 11, 2009	/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description

12	Ratio of Earnings to Fixed Charges.

31.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.