Form 10-Q
period 2009-06-30
El Paso Pipeline Partners, L.P.
filed 2009-08-10
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.

There were 97,615,923 Common Units, 27,727,411 Subordinated Units and 2,558,028 General Partner Units outstanding as of August 5, 2009.

EL PASO PIPELINE PARTNERS, L.P.

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MMcf	= million cubic feet
BBtu	= billion British thermal units	Tonne	= metric ton

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues	$39.0	$34.6	$78.7	$68.3
Operating expenses
Operation and maintenance	8.3	7.0	17.9	15.2
Depreciation and amortization	7.0	6.7	14.0	12.9
Taxes, other than income taxes	1.1	0.9	2.3	2.0
	16.4	14.6	34.2	30.1
Operating income	22.6	20.0	44.5	38.2
Earnings from unconsolidated affiliates	22.8	7.1	51.8	22.2
Other income, net	0.6	0.3	0.8	0.2
Interest and debt expense, net	(5.2)	(4.4)	(10.3)	(10.0)
Net income	$40.8	$23.0	$86.8	$50.6

Net income per limited partner unit — Basic and Diluted:
Common units	$0.36	$0.27	$0.76	$0.58
Subordinated units	$0.32	$0.27	$0.72	$0.58

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$140.1	$10.9
Accounts receivable
Customer, net of allowance of $0.5 in 2009 and 2008	12.4	13.7
Affiliates	22.1	21.5
Other	—	1.8
Regulatory assets	6.7	10.1
Other	4.0	4.1
Total current assets	185.3	62.1
Property, plant and equipment, at cost	895.8	867.6
Less accumulated depreciation and amortization	235.0	221.3
Total property, plant and equipment, net	660.8	646.3
Other assets
Investments in unconsolidated affiliates	713.2	715.9
Other	9.9	10.3
	723.1	726.2
Total assets	$1,569.2	$1,434.6

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$5.6	$6.6
Affiliates	2.1	2.1
Other	4.7	4.5
Accrued interest	2.8	3.6
Taxes payable	2.6	1.8
Contractual deposits	1.6	1.7
Other	2.3	1.1
Total current liabilities	21.7	21.4
Other liabilities
Long-term financing obligations, including capital lease obligation	712.2	777.3
Other liabilities	0.2	1.5
	712.4	778.8

Commitments and contingencies (Note 7)
Partners’ capital
Common units (95,965,923 and 84,970,498 units issued and outstanding at June 30, 2009 and December 31, 2008)	1,258.4	1,064.8
Subordinated units (27,727,411 units issued and outstanding at June 30, 2009 and December 31, 2008)	292.3	289.4
General partner units (2,524,354 and 2,299,526 units issued and outstanding at June 30, 2009 and December 31, 2008)	(715.6)	(719.8)
Total partners’ capital	835.1	634.4
Total liabilities and partners’ capital	$1,569.2	$1,434.6

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net income	$86.8	$50.6
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	14.0	12.9
Earnings from unconsolidated affiliates, adjusted for cash distributions	2.6	(5.4)
Other non-cash income items	(0.7)	(0.7)
Asset and liability changes	5.5	(2.4)
Net cash provided by operating activities	108.2	55.0

Cash flows from investing activities
Capital expenditures	(27.7)	(58.7)
Other	(0.1)	(0.4)
Net cash used in investing activities	(27.8)	(59.1)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	188.1	—
Net proceeds from (payments on) borrowings under credit facility	(64.9)	40.0
Payments to retire long-term debt, including capital lease obligations	(0.2)	(0.2)
Distributions	(74.2)	(36.0)
Net cash provided by financing activities	48.8	3.8

Net change in cash and cash equivalents	129.2	(0.3)
Cash and cash equivalents
Beginning of period	10.9	4.6
End of period	$140.1	$4.3

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2009, and for the quarter and six months ended June 30, 2009 and 2008, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2008, from the audited balance sheet filed in our 2008 Annual Report on Form 10-K. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on August 7, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

On July 24, 2009, we acquired an additional 18 percent general partner interest in Colorado Interstate Gas Company (CIG) from El Paso Corporation (El Paso). The acquisition increased our interest in CIG to 58 percent. For a further discussion of this acquisition, see Note 9.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

Fair Value Measurements. On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the six months ended June 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

Earnings per Unit. On January 1, 2009, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, and have retrospectively applied this guidance to all periods presented as further discussed in Note 4.

Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which provide revised guidance on accounting and reporting for acquisitions of businesses and transactions involving noncontrolling interests. SFAS No. 141(R) changes the current guidance to require that all acquired assets, liabilities, noncontrolling interests and certain contingencies be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. SFAS No. 160 requires us to present noncontrolling interests as a separate component of equity in our balance sheets and as a separate caption in our income statements (see Note 9). This standard also requires that all transactions with noncontrolling interest holders, including the issuance and repurchase of noncontrolling interests, be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these standards did not have an impact on our financial statements. Application of these standards impacts transactions that are entered into after December 31, 2008.

2. Acquisition

Acquisition of Additional Interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in Southern Natural Gas Company (SNG) from El Paso for $736 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10 million note payable and $254 million of cash. We financed the $254 million cash payment through the issuance of $175 million of private placement debt, $65 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15 million.

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

The following summary unaudited pro forma consolidated results of operations for the quarter and six months ended June 30, 2008, reflect our historical revenues, net income and net income per unit (adjusted for the adoption of EITF Issue No. 07-4) on a pro forma basis assuming the acquisition of additional interests in CIG and SNG, and directly related conveyance and financing transactions occurred effective January 1, 2008. For purposes of pro forma earnings per unit, 84,949,397 common units and 27,727,411 subordinated units were assumed to have been outstanding for the quarter and six months ended June 30, 2008. Dilutive common units outstanding did not have a material effect on our pro forma earnings per unit. Pro forma net income per unit calculations are performed without regard to arrearages of distributions. The unaudited pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been made on January 1, 2008, nor are they necessarily indicative of future operating results.
	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
	(In millions, except for per unit amounts)
Revenues	$34.6	$68.3
Net income	33.8	85.0
Net income per limited partner unit — Basic and Diluted:
Common units	0.29	0.74
Subordinated units	0.29	0.74

3. Partners’ Capital

On June 15, 2009, we issued 11,000,000 common units under a public registration statement and issued 224,828 general partner units to El Paso for net proceeds of $188.2 million. On July 1, 2009, we received additional net proceeds of $28.3 million in conjunction with the underwriters’ exercise of their option to purchase an additional 1,650,000 common units and the issuance of an additional 33,674 general partner units to El Paso. With the issuance of the additional units, El Paso’s limited partner interest in us decreased from 72 percent to 65 percent. El Paso retained its two percent general partner interest in us, as well as the incentive distribution rights (IDRs). The net proceeds from this offering were used to acquire an additional 18 percent interest in CIG. For a further discussion of this acquisition, see Note 9.

4. Earnings Per Unit and Cash Distributions

Earnings per unit. During the first quarter of 2009, we adopted the provisions of EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships, which changes the manner in which master limited partnerships calculate net income per unit. This standard requires the calculation of net income per unit based on actual distributions made to a master limited partnership’s unitholders, including the holders of IDRs, for the related reporting period. Additionally, to the extent net income exceeds cash distributions, the excess is allocated to unitholders based on their contractual participation rights to share in those earnings. If cash distributions exceed net income, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. We have retrospectively applied this guidance to all periods presented. Net income per limited partner unit reported prior to the adoption of this standard was $0.29 per common unit and $0.22 per subordinated unit for the quarter ended June 30, 2008. The adoption of this standard did not have an impact on our net income per limited partner unit for the six months ended June 30, 2008. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations required by EITF Issue No. 07-4.

Net income per limited partner unit is computed by dividing the limited partners’ interest in net income by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of June 30, 2009 and 2008, we had 13,717 and 8,425 restricted units outstanding,  a portion of which were dilutive for the quarter and six months ended June 30, 2009 and 2008.

The tables below show the (i) allocation of net income and the (ii) net income per limited partner unit based on the number of basic and diluted limited partner units outstanding for the periods ended June 30, 2009 and 2008.

  Allocation of Net Income
Quarter Ended June 30,	Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net income	$40.8	$23.0	$86.8	$50.6
Less: general partner’s interest in net income	0.8	0.4	1.7	1.0
Limited partners’ interest in net income — common and subordinated	$40.0	$22.6	$85.1	$49.6

Net Income per Limited Partner Unit
	2009		2008
	Common	Subordinated	Common	Subordinated
Quarter Ended June 30	(In millions, except for per unit amounts)
Distributions (1)	$32.2	$9.2	$16.9	$8.2
Excess of distributions over net income	(1.0)	(0.4)	(1.7)	(0.8)
Limited partners’ interest in net income	$31.2	$8.8	$15.2	$7.4

Weighted average limited partner units outstanding — Basic and Diluted	86.8	27.7	57.2	27.7

Net income per limited partner unit — Basic and Diluted	$0.36	$0.32	$0.27	$0.27

	2009		2008
	Common	Subordinated	Common	Subordinated
Six Months Ended June 30	(In millions, except for per unit amounts)
Distributions (1)	$59.8	$18.2	$33.3	$16.2
Excess of net income over distributions	5.4	1.7	0.1	—
Limited partners’ interest in net income	$65.2	$19.9	$33.4	$16.2

Weighted average limited partner units outstanding — Basic and Diluted	85.9	27.7	57.2	27.7

Net income per limited partner unit — Basic and Diluted	$0.76	$0.72	$0.58	$0.58
__________
(1) Reflects distributions declared to our common and subordinated unitholders of $0.3300 per unit and $0.2950 per unit for the quarters ended June 30, 2009 and 2008 and $0.6550 per unit and $0.5825 per unit for the six months ended June 30, 2009 and 2008.

Cash Distributions to Unitholders. Our common and subordinated unitholders and our general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the distributions to our unitholders (in millions, except for per unit amounts):

Quarter Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution	Date of Declaration	Date of Distribution

March 31, 2008	$0.28750	$24.9	April 2008	May 2008
June 30, 2008	0.29500	25.6	July 2008	August 2008
March 31, 2009	0.32500	37.4	April 2009	May 2009
June 30, 2009	0.33000	42.2	July 2009	August 2009

The distribution for the quarter ended June 30, 2009 will be paid to all outstanding common and subordinated units on August 14, 2009 to unitholders of record at the close of business on July 31, 2009.

Subordinated units and incentive distribution rights. All of our subordinated units and IDRs are held by a wholly owned subsidiary of El Paso and are further described in our 2008 Annual Report on Form 10-K.

5. Long-Term Financing Obligations

As of June 30, 2009, we have approximately $520 million outstanding under our revolving credit facility, and our remaining availability under this facility was approximately $215 million. In determining our available capacity, we have assessed our lender’s ability to fund under our various credit facilities. These borrowings have an interest rate of LIBOR plus 0.425 based on a leverage pricing grid. We also pay utilization and commitment fees of 0.225 percent. At June 30, 2009, our all-in borrowing rate under this facility was 1.0 percent. As of June 30, 2009, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our 2008 Annual Report on Form 10-K.

6. Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term financing obligations, including current maturities	$712.7	$637.6	$777.8	$624.6

As of June 30, 2009 and December 31, 2008, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables represented fair value because of the short-term nature of these instruments. At June 30, 2009 and December 31, 2008, we had a note receivable from El Paso of $20.2 million due upon demand, with a variable interest rate of 1.6% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates its carrying value due to the note being due on demand and the market-based nature of its interest rate. We estimate the fair value of our debt based on quoted market prices for the same or similar issues.

7. Commitments and Contingencies

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

In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2009, we accrued approximately $1.2 million for our outstanding legal matters.

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

Net Investment and Earnings

	Investment		Earnings from Unconsolidated Affiliates
	June 30,	December 31,	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
	(In millions)		(In millions)
CIG	$316.0	$322.1	$10.8	$1.9	$27.3	$7.6
SNG	397.2	393.8	12.0	5.2	24.5	14.6
Total	$713.2	$715.9	$22.8	$7.1	$51.8	$22.2

Summarized Financial Information

Quarters Ended June 30,	CIG		SNG
	2009	2008	2009	2008
	(In millions)		(In millions)
Operating results data:
Operating revenues	$34.0	$7.4	$29.7	$12.5
Operating expenses	19.5	4.8	15.4	6.4
Income from continuing operations and net income	10.8	1.9	12.0	5.2

Six Months Ended June 30,	CIG		SNG
	2009	2008	2009	2008
	(In millions)		(In millions)
Operating results data:
Operating revenues	$72.9	$6.4	$61.3	$28.8
Operating expenses	38.0	8.8	30.9	12.6
Income from continuing operations and net income	27.3	7.6	24.5	14.6

Transactions with Affiliates

Distributions/Contributions. The following table shows cash distributions received from CIG and SNG for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
CIG	$15.9	$4.2	$33.3	$5.7
SNG	12.3	9.1	21.1	11.1
Total	$28.2	$13.3	$54.4	$16.8

In July 2009, we received distributions from CIG and SNG of $15.0 million and $11.2 million, respectively. The distribution from CIG includes an incremental distribution of $4.7 million related to our recent acquisition of an additional 18 percent interest in July 2009 as described in Note 9.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Revenues from affiliates	$2.8	$2.8	$5.6	$5.6
Operation and maintenance expense from affiliates	4.0	3.3	8.0	6.8

Notes Receivable and Payable with Affiliates. At June 30, 2009 and December 31, 2008, we had $20.2 million remaining on our note receivable from El Paso. This note is due upon demand and was classified as current on our balance sheet. The interest rate on this variable rate note was 1.6% at June 30, 2009 and 3.2% at December 31, 2008. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at June 30, 2009 and December 31, 2008. For a further discussion of our notes receivable and payable with affiliates, see our 2008 Annual Report on Form 10-K.

Other. As of June 30, 2009 and December 31, 2008, we had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $2.1 million in each period.

We lease a compressor station from CIG’s affiliate, WYCO Development LLC (WYCO), and made lease payments to WYCO of $0.4 million and $0.3 million for the quarters ended June 30, 2009 and 2008 and $0.7 million for each of the six month periods ended June 30, 2009 and 2008.

9. Subsequent Event

On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214.5 million of cash, which we financed with the net proceeds from our recent equity offering (see Note 3).

Subsequent to the acquisition, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Accordingly, beginning in the third quarter, we will consolidate CIG and will retrospectively adjust our historical financial statements to reflect the change in reporting entity. We will reflect El Paso’s interest in CIG as noncontrolling interest in our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Effective September 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG, as further discussed in Item 1, Financial Statements, Note 2. We accounted for the acquisition of our additional interests prospectively beginning on September 30, 2008. As of June 30, 2009, we own 100 percent of WIC, a 40 percent general partner interest in CIG and a 25 percent general partner interest in SNG. On July 24, 2009, we acquired an additional 18 percent interest in CIG from El Paso. The acquisition increased our interest in CIG to 58 percent. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 9.

We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of June 30, 2009, each of WIC, CIG and SNG have significant expansion projects in progress as further discussed in our 2008 Annual Report on Form 10-K and updated below:

CIG. During the first quarter of 2009, CIG agreed with its customers to defer the in-service date for the Raton 2010 project from June 2010 to December 2010. In June 2009, CIG placed the Totem Gas Storage project in service.

SNG. During the second quarter of 2009, BG LNG Services (BG) informed SNG of their intent not to exercise their option to have SNG construct the Cypress Phase III expansion. However, BG has made alternative commitments to subscribe to certain other firm capacity on another of El Paso’s pipeline systems and to potentially provide certain rate considerations on its existing transportation contract for Cypress Phases I and II. These alternative arrangements are pending FERC approval.

In addition to our backlog of contracted organic growth projects, we have other projects that are in various phases of commercial development. Many of the potential projects involve expansion capacity to serve increased natural gas-fired generation loads.  For example, SNG has executed a non-binding letter of intent with Florida Power & Light (FPL) to expand SNG’s system by approximately 600 MMcf/d by constructing approximately 375 miles of 36-inch pipeline from western Alabama to northern Florida.  The expansion is currently estimated to cost approximately $1.4 billion to $1.6 billion (of which our share would be approximately $350 million to $400 million) and would serve, in part, two oil-fired power plants that FPL plans to convert to natural gas usage.  However, Southern Union (a 50% owner of Florida Gas Transmission along with El Paso) has alleged that SNG did not have the right to participate in the project.   Along the Front Range of CIG’s system, utilities have various projects under development that involve constructing new natural gas-fired generation in part to provide backup capacity required when renewable generation is not available during certain daily or seasonal periods. Most of these potential expansion projects would have in-service dates for 2014 and beyond. If we are successful in contracting for these new loads, the capital requirements of such projects could be substantial and would be incremental to our backlog of contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our backlog of contracted organic growth projects.

For a further discussion of the capital requirements of us and our unconsolidated affiliates, see Liquidity and Capital Resources.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income adjusted for (i) income taxes, (ii) interest and debt expense, net, and (iii) affiliated interest income. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the periods ended June 30, 2009 compared with the same periods in 2008.

Operating Results:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions, except for volumes)
Operating revenues	$39.0	$34.6	$78.7	$68.3
Operating expenses	(16.4)	(14.6)	(34.2)	(30.1)
Operating income	22.6	20.0	44.5	38.2
Earnings from unconsolidated affiliates	22.8	7.1	51.8	22.2
Other income, net	0.6	0.3	0.8	0.2
EBIT	46.0	27.4	97.1	60.6
Interest and debt expense, net	(5.2)	(4.4)	(10.3)	(10.0)
Net income	$40.8	$23.0	$86.8	$50.6

WIC throughput volumes (BBtu/d)(1)	2,739	2,503	2,722	2,461
____________
(1) Throughput volumes presented are for WIC only and includes 164 BBtu/d and 166 BBtu/d transported by WIC on behalf of CIG for the quarters ended June 30, 2009 and 2008 and 169 BBtu/d and 172 BBtu/d for the six months ended June 30, 2009 and 2008.

EBIT Analysis
	Quarter Ended June 30,				Six Months Ended June 30,
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues	$2.2	$—	$—	$2.2	$5.3	$—	$—	$5.3
Expansions	2.2	(0.3)	0.2	2.1	5.1	(1.0)	0.1	4.2
Operational gas and revaluations	—	(0.9)	—	(0.9)	—	(3.4)	—	(3.4)
Earnings from unconsolidated affiliates	—	—	15.7	15.7	—	—	29.6	29.6
Other(1)	—	(0.6)	0.1	(0.5)	—	0.3	0.5	0.8
Total impact on EBIT	$4.4	$(1.8)	$16.0	$18.6	$10.4	$(4.1)	$30.2	$36.5
____________
(1) Consists of individually insignificant items.

Transportation Revenues. During the quarter and six months ended June 30, 2009, we experienced higher revenues of $4.7 million and $6.0 million as a result of increased demand for firm capacity on WIC’s mainline system and Medicine Bow lateral compared with the same periods in 2008, partially offset by a reduction in revenue of $2.0 million and $0.2 million as a result of decreased resale of capacity on a third-party pipeline.

Expansions. During the quarter and six months ended June 30, 2009, we benefited from higher throughput volumes and increased revenue of $1.2 million and $2.3 million due to increased contracted capacity on the Piceance lateral, as well as increased revenue of $0.8 million and $2.0 million from the Medicine Bow expansion placed in service in 2008. During the six months ended June 30, 2009, we also benefited from higher throughput and increased revenue of $0.8 million due to the Kanda lateral project placed in service in the first quarter of 2008.

Operational gas and revaluations. For the quarter and six months ended June 30, 2008, our results were positively impacted by $0.4 million and $1.4 million primarily due to increasing natural gas prices on fuel and related gas balance items owed from shippers and other interconnecting pipelines. Effective April 2008, WIC implemented a fuel and related gas cost recovery mechanism, subject to the outcome of a FERC proceeding. The impacts of our operational gas and revaluations, included in this fuel and related gas cost recovery mechanism, increased expenses by $0.5 million and $2.0 million for the quarter and six months ended June 30, 2009. The implementation of this mechanism was protested by a limited number of shippers. For a further discussion of WIC’s fuel recovery mechanism, see Item 1, Financial Statements, Note 7.

Earnings from Unconsolidated Affiliates. We recorded equity earnings from CIG of $10.8 million and $1.9 million for the quarters ended June 30, 2009 and 2008 and $27.3 million and $7.6 million for the six months ended June 30, 2009 and 2008. In addition, we recorded equity earnings from SNG of $12.0 million and $5.2 million for the quarters ended June 30, 2009 and 2008 and $24.5 million and $14.6 million for the six months ended June 30, 2009 and 2008. Our equity earnings increased primarily due to the acquisition of an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso on September 30, 2008, partially offset by proceeds received by SNG from the Calpine bankruptcy settlement in 2008.

In March 2009, SNG filed a rate case with the FERC as permitted under the settlement of its previous rate case. The filing proposed an increase in SNG’s base tariff rates.  In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing and a technical conference on certain tariff proposals. The FERC has appointed an administrative law judge to preside over a hearing, currently scheduled to start in February 2010, should SNG be unable to reach a negotiated settlement with its customers on the remaining issues. The outcome of the hearing is not currently determinable.

Interest and Debt Expense

Interest and debt expense for the quarter and six months ended June 30, 2009, was $0.8 million and $0.3 million higher than the same periods in 2008 primarily due to the issuance of $185.0 million of debt to partially fund the acquisition of additional interests in CIG and SNG in September 2008 and an increase in average balances outstanding under our credit facility. These increases were substantially offset by lower average interest rates on our credit facility borrowings. The following table shows the average balance outstanding and the average interest rates under our credit facility for the quarter and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Average credit facility balance outstanding	$575	$498	$578	$485
Average interest rate on credit facility borrowings	0.8%	3.0%	0.9%	3.8%

Distributable Cash Flow

We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, and other income and expenses, net, which primarily includes a non-cash allowance for equity funds used during construction (“AFUDC equity”) and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income plus depreciation and amortization expense, interest and debt expense, net of interest income and the partnership’s share of distributions declared by CIG and SNG for the applicable period, less equity in earnings of CIG and SNG.

We believe that the non-GAAP financial measures described above are useful to investors because these measures are used by many companies in the industry as measures of operating and financial performance and are commonly employed by financial analysts and others to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded partnerships within the industry.

Neither Distributable Cash Flow nor Adjusted EBITDA should be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. These non-GAAP measures both exclude some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, Distributable Cash Flow and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period.

Our distributable cash flow was $97.2 million and $56.1 million for the six months ended June 30, 2009 and 2008. The increase in distributable cash flow in 2009 was due primarily to increased distributions from our ownership interests in CIG and SNG as well as higher transportation revenues. The table below provides our calculation of Distributable Cash Flow for the six months ended June 30, 2009 compared with the same period in 2008:

	2009	2008
	(In millions)
Net income	$86.8	$50.6
Add: Interest and debt expense, net	10.3	10.0
EBIT (1)	97.1	60.6
Add:
Depreciation and amortization	14.0	12.9
Distributions declared by CIG and SNG (2)	49.7	20.4
Less:
Equity earnings from CIG and SNG	(51.8)	(22.2)

Adjusted EBITDA	109.0	71.7

Less:
Cash interest expense, net	(10.1)	(10.1)
Maintenance capital expenditures	(0.7)	(1.0)
Other, net (3)	(1.0)	(4.5)

Distributable Cash Flow	$97.2	$56.1
____________________

(1)	For a further discussion of our use of EBIT, see Results of Operations.
(2)
Distributable cash flow reflects a 40-percent ownership interest in CIG as of June 30, 2009, including $10.3 million in declared distributions from CIG for the quarter ended June 30, 2009.  In July, 2009, CIG made a $15.0 million distribution to the partnership with $4.7 million related to the acquisition of an additional 18 percent interest in CIG. This incremental distribution will be included in the third quarter distributable cash flow.

(3)	Includes certain non-cash items such as AFUDC equity and other items.

Liquidity and Capital Resources

Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy any indebtedness obligations, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control as discussed below.

Our sources of liquidity include cash generated from our operations, quarterly cash distributions received from our equity investees (CIG and SNG), our $20 million note receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions and is further described in our 2008 Annual Report on Form 10-K. As of June 30, 2009, our remaining availability under the credit facility is approximately $215 million. We may also generate additional sources of cash through future issuances of partnership units and/or future debt offerings.

On June 15, 2009, we issued 11,000,000 common units under a public registration statement and issued 224,828 general partner units to El Paso for net proceeds of $188.2 million. On July 1, 2009, we received additional net proceeds of $28.3 million in conjunction with the underwriters’ exercise of their option to purchase an additional 1,650,000 common units and the issuance of an additional 33,674 general partner units to El Paso. Upon completion of the issuance of these units, El Paso’s limited partner interest in us decreased from 72 percent to 65 percent. El Paso retained its two percent general partner interest in us, as well as the incentive distribution rights. We used the net proceeds from this offering to acquire an additional 18 percent interest in CIG. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 9.

Extreme volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and possibly beyond, and it is uncertain whether U.S. and foreign government actions will successfully restore confidence and liquidity in the global financial markets.  This could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Prolonged restricted access to the financial markets could impact our ability to grow our distributable cash flow through acquisitions. However, we believe that cash flows from operating activities, including the cash distributions received from CIG and SNG, availability under our credit facility and our note receivable from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for 2009. Accordingly, based on the liquidity available to us, we do not anticipate a need to access the financial markets to fund our 2009 committed expansion capital needs. For a more detailed discussion of the liquidity sources and capital needs of our unconsolidated affiliates, see Unconsolidated Affiliates below. For a more detailed discussion of risk factors related to our operations and our ability to access the financial markets, refer to our 2008 Annual Report on Form 10-K.

Overview of Cash Flow Activities. Our cash flows for the six months ended June 30, 2009 are summarized as follows:

2009
(In millions)
Cash Flow from Operations
Net income	$86.8
Other income adjustments	15.9
Change in other assets and liabilities	5.5
Total cash flow from operations	$108.2

Other Cash Inflows
Financing activities
Net proceeds from issuance of common and general partner units	$188.1
Total other cash inflows	$188.1

Cash Outflows
Investing activities
Capital expenditures	$27.7
Other	0.1
27.8
Financing activities
Payments on borrowings under credit facility	64.9
Distributions	74.2
Other	0.2
Total cash outflows	$167.1
Net change in cash	$129.2

During the first six months of 2009, we generated positive operating cash flow of approximately $108.2 million compared with $55.0 million in the same period in 2008. Our operating cash flow in 2009 was higher primarily due to increased distributions from the acquisition of additional ownership interests in CIG and SNG as well as higher transportation revenues. We utilized these amounts to pay distributions to our unitholders, fund maintenance and growth projects, and to make payments under our revolving credit facility, among other items. In June 2009, we generated $188.2 million in net proceeds from the issuance of additional common and general partner units. In July 2009, we utilized the net proceeds from this offering, together with the net proceeds from the underwriters’ exercise of their option to purchase additional common units, to acquire an additional 18 percent general partner interest in CIG. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 9.

We made cash distributions to our unitholders of $74.2 million during the six months ended June 30, 2009 compared with $36.0 million in the same period in 2008. Our cash capital expenditures for the six months ended June 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended June 30, 2009	Remaining 2009	Total
	(In millions)
Maintenance	$0.7	$1.1	$1.8
Expansion	27.0	34.9	61.9
Total	$27.7	$36.0	$63.7

Our expected remaining 2009 expansion capital expenditures of $34.9 million include amounts primarily related to our Piceance Lateral expansion. We are also evaluating additional expansion projects. While we expect to fund our maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our note receivable from El Paso.

Unconsolidated Affiliates

As of June 30, 2009, CIG’s and SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from CIG’s and SNG’s partners (including us), if necessary. CIG’s and SNG’s uses of cash primarily include capital expenditures, debt service, and required quarterly distributions to partners. As of June 30, 2009, SNG and CIG both participated in El Paso’s cash management program.  Effective July 24, 2009, in conjunction with our acquisition of an additional 18 percent interest in CIG, CIG’s participation in El Paso’s cash management program terminated. CIG’s existing note receivable with El Paso under its cash management program converted into a demand note receivable from El Paso.

For 2009, we anticipate CIG and SNG will utilize amounts recovered from their notes receivable with El Paso, together with capital contributions from their partners, including us, to fund their capital investment needs. We currently estimate that we may be required to make capital contributions to SNG of up to approximately $10 million during the remainder of 2009.

Commitments and Contingencies

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed that, if enacted, will likely impact our business.

Climate Change Regulation. Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted in the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector. We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternative fuel sources for power generation, including coal and oil-fired power generation. However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation that is enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits. Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States, which include our 40% interest in CIG and 25% interest in SNG, emitted approximately 1.2 million tonnes of carbon dioxide equivalent emissions in 2007.  We believe that approximately 0.9 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 42 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards. As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material. Although we believe that many of these costs should be recoverable in the rates we charge our customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) is also considering new regulations to regulate GHGs under the Clean Air Act, as well as to monitor and report GHG emissions on an annual basis.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could have an impact on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” These proposals would establish renewable portfolio standards at both the federal and state level, some of which would require a material increase in renewable sources, such as wind and solar power generation, over the next several decades. Additionally, the proposals would establish incentives for energy efficiency and conservation. Although the ultimate targets that would be established in these areas are uncertain at this time, such proposals if enacted could negatively impact natural gas usage over the longer term.

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7 which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2008 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures are effective at a reasonable level of assurance at June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

Latigo Natural Gas Storage. In April 2009, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory alleging various violations related to the operation of an evaporation pond at the Latigo underground natural gas storage field including failure to account for, and adequately permit, methanol emissions. CIG met with the CDPHE to discuss the Compliance Advisory and address their concerns. The pond has been included in the permit as an emissions source.  CIG is also required to perform a Reasonable Available Control Technology analysis to determine if other emissions control measures are required, which is now in progress.

Natural Buttes. In May 2004, the EPA issued a Compliance Order to CIG related to alleged violations of a Title V air permit in effect at CIG’s Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). CIG entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, CIG discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and CIG promptly reported those test data to the EPA. CIG has executed a Consent Decree with the DOJ under which they have agreed to pay a total of $1.02 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station, and in addition, they will conduct ambient air monitoring at the Uintah Basin for a period of two years. The Consent Decree has been lodged with United States District Court for the District of Utah, Central Division. The public will have thirty days to comment on the Consent Decree after which time the Court will consider final entry of the Consent Decree.

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

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: August 7, 2009		/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ John R. Sult
John R. Sult
Senior Vice President, Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description
12	Ratio of Earnings to Fixed Charges
31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.