Form 10-Q
period 2009-09-30
El Paso Pipeline Partners, L.P.
filed 2009-11-09
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 97,615,923 Common Units, 27,727,411 Subordinated Units and 2,558,028 General Partner Units outstanding as of November 3, 2009.

EL PASO PIPELINE PARTNERS, L.P.

____________

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008*	2009	2008*
Operating revenues	$128.8	$103.3	$386.5	$331.7
Operating expenses
Operation and maintenance	39.2	40.0	114.4	114.5
Depreciation and amortization	16.7	14.6	49.8	43.7
Taxes, other than income taxes	5.9	5.4	18.0	16.1
	61.8	60.0	182.2	174.3
Operating income	67.0	43.3	204.3	157.4
Earnings from unconsolidated affiliates	11.9	4.8	37.0	20.0
Other income, net	0.4	3.4	4.7	6.6
Interest and debt expense, net	(19.4)	(12.1)	(53.9)	(41.9)
Affiliated interest income, net	0.4	4.5	1.5	20.5
Net income	60.3	43.9	193.6	162.6
Net income attributable to noncontrolling interests	(13.7)	(10.7)	(44.7)	(42.5)
Net income attributable to El Paso Pipeline Partners, L.P.	$46.6	$33.2	$148.9	$120.1

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit —Basic and Diluted:
Common units	$0.35	$0.29	$1.14	$0.87
Subordinated units	$0.35	$0.14	$1.09	$0.73
____________
(*)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	September 30,	December 31,
	2009	2008*
ASSETS
Current assets
Cash and cash equivalents	$12.2	$10.9
Accounts receivable
Customer, net of allowance of $0.5 in 2009 and 2008	13.9	22.0
Affiliates	114.1	138.2
Other	1.0	3.1
Regulatory assets	6.1	28.4
Other	16.0	11.9
Total current assets	163.3	214.5
Property, plant and equipment, at cost	2,637.8	2,542.5
Less accumulated depreciation and amortization	641.5	634.4
Total property, plant and equipment, net	1,996.3	1,908.1
Other assets
Investments in unconsolidated affiliates	412.2	410.8
Notes receivable from affiliates	20.8	75.9
Other	63.9	66.5
	496.9	553.2
Total assets	$2,656.5	$2,675.8

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$8.2	$17.5
Affiliates	24.3	10.2
Other	15.8	34.4
Taxes payable	16.3	11.9
Accrued interest	11.0	10.6
Regulatory liabilities	18.7	29.2
Other	18.1	19.3
Total current liabilities	112.4	133.1
Other liabilities
Long-term debt and other financing obligations, less current maturities	1,355.3	1,357.3
Other liabilities	53.1	68.0
	1,408.4	1,425.3
Commitments and contingencies (Note 7)
Partners’ capital
El Paso Pipeline Partners L.P. partners’ capital
Common units (97,615,923 and 84,970,498 units issued and outstanding at September 30, 2009 and December 31, 2008)	1,289.8	1,064.8
Subordinated units (27,727,411 units issued and outstanding at September 30, 2009 and December 31, 2008)	293.3	289.4
General partner units (2,558,028 and 2,299,526 units issued and outstanding at September 30, 2009 and December 31, 2008)	(784.4)	(574.9)
Total El Paso Pipeline Partners L.P. partners’ capital	798.7	779.3
Noncontrolling interests	337.0	338.1
Total partners’ capital	1,135.7	1,117.4
Total liabilities and partners’ capital	$2,656.5	$2,675.8
____________
(*)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008*

Cash flows from operating activities
Net income	$193.6	$162.6
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	49.8	43.7
Earnings from unconsolidated affiliates, adjusted for cash distributions	(3.9)	(4.1)
Other non-cash income items	(6.1)	(6.6)
Asset and liability changes	24.9	(22.0)
Net cash provided by operating activities	258.3	173.6

Cash flows from investing activities
Capital expenditures	(119.1)	(166.9)
Cash paid to acquire additional interests in CIG and SNG	(143.2)	(254.3)
Net change in notes receivable from affiliates	87.5	165.3
Other	2.7	0.7
Net cash used in investing activities	(172.1)	(255.2)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	216.4	15.0
Net proceeds from (payments on) borrowings under credit facility	(49.9)	130.6
Net proceeds from issuance of long-term debt	—	174.0
Payments to retire long-term debt and other financing obligations	(2.9)	(103.8)
Cash distributions to unitholders and general partner	(116.4)	(61.6)
Cash distributions to El Paso	(60.8)	(72.6)
Excess of cash paid for CIG interests over contributed book value	(71.3)	—
Net cash provided by (used in) financing activities	(84.9)	81.6

Net change in cash and cash equivalents	1.3	—
Cash and cash equivalents
Beginning of period	10.9	4.7
End of period	$12.2	$4.7
____________
(*)	Retrospectively adjusted as discussed in Note 2.

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL *
(In millions)
(Unaudited)

	El Paso Pipeline Partners, L.P. Partners’ Capital
	Limited Partners
	Common	Subordinated	General Partner	Total	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2007	$831.8	$284.1	$(211.3)	$904.6	$447.1	$1,351.7

Net income	47.1	22.9	50.1	120.1	42.5	162.6
Issuance of common units, net of issuance costs	15.0	—	—	15.0	—	15.0
Cash distributions to unitholders and general partner	(40.7)	(19.7)	(1.2)	(61.6)	—	(61.6)
Cash distributions to El Paso	—	—	(38.7)	(38.7)	(33.9)	(72.6)
Non-cash distributions to El Paso	—	—	(144.1)	(144.1)	(125.9)	(270.0)
Excess of contributed book value of CIG and SNG over cash paid	205.2	—	4.5	209.7	—	209.7
Elimination of CIG additional acquired interest from historical capital	—	—	(237.9)	(237.9)	—	(237.9)
Other	—	—	0.3	0.3	—	0.3
Balance at September 30, 2008	$1,058.4	$287.3	$(578.3)	$767.4	$329.8	$1,097.2

Balance at December 31, 2008	$1,064.8	$289.4	$(574.9)	$779.3	$338.1	$1,117.4

Net income	100.2	31.0	17.7	148.9	44.7	193.6
Issuance of common and general partner units, net of issuance costs	211.9	—	4.5	216.4	—	216.4
Cash distributions to unitholders and general partner	(87.0)	(27.1)	(2.3)	(116.4)	—	(116.4)
Cash distributions to El Paso	—	—	(15.0)	(15.0)	(45.8)	(60.8)
Cash paid to general partner to acquire additional interest in CIG	—	—	(214.5)	(214.5)	—	(214.5)
Other	(0.1)	—	0.1	—	—	—
Balance at September 30, 2009	$1,289.8	$293.3	$(784.4)	$798.7	$337.0	$1,135.7
____________
(*)	Retrospectively adjusted as discussed in Note 2.

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2008 Annual Report on Form 10-K, which also contains the consolidated financial statements of Colorado Interstate Gas Company (CIG), for a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2009 and December 31, 2008, and for the quarters and nine months ended September 30, 2009 and 2008, are unaudited. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. We have evaluated subsequent events through the time of filing on November 6, 2009, the date of issuance of our financial statements. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso Corporation (El Paso) for $214.5 million. Subsequent to the acquisition, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Accordingly, we have consolidated CIG and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. For a further discussion of this acquisition, see Note 2.

Significant Accounting Policies

    The information below provides an update of our significant accounting policies and accounting pronouncements as discussed in our 2008 Annual Report on Form 10-K.

    Fair Value Measurements. We adopted new accounting and reporting standards related to our non-financial assets and liabilities that are measured at fair value on a non-recurring basis, which primarily relates to any impairment of long-lived assets or investments. During the nine months ended September 30, 2009, there were no fair value measurements recorded on a non-recurring basis.

    Earnings per Unit. On January 1, 2009, we adopted a new accounting standard that changes the manner in which master limited partnerships calculate earnings per unit, and have retrospectively applied this standard to all periods presented as further discussed in Note 4.

    Business Combinations and Noncontrolling Interests. On January 1, 2009, we adopted accounting standard updates that clarify how to account for and report acquisitions of businesses and transactions involving noncontrolling interests. These updates require that all acquired assets, liabilities, noncontrolling interests and certain contingencies as a result of a business combination should be measured at fair value, and certain other acquisition-related costs be expensed rather than capitalized. The accounting standard updates also require the presentation of noncontrolling interests as a separate component of equity in our balance sheets and as a separate caption in our income statements. Additionally, all transactions with noncontrolling interest holders after adoption, including the issuance and repurchase of noncontrolling interests, should be accounted for as equity transactions unless a change in control of the subsidiary occurs. The adoption of these accounting standard updates did not have an impact on our financial statements because our acquisitions of additional interest in CIG were accounted for as transactions between entities under common control.

    Transfers of Financial Assets. In June 2009, the Financial Accounting Standards Board (FASB) issued updates to the existing accounting standards for financial asset transfers. Among other items, these accounting standard updates eliminate the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated as a variable interest entity and are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. We are currently assessing the impact that these accounting standard updates may have on our financial statements, including any impacts it may have on accounting for CIG’s accounts receivable sales program and the related senior beneficial interests (see Note 8).

    Variable Interest Entities. In June 2009, the FASB issued updates to the existing accounting standards for variable interest entities which revise how companies determine their primary beneficiaries, among other changes. These updates require companies to use a qualitative approach based on their responsibilities and controlling power over the variable interest entities’ operations rather than a quantitative approach in determining the primary beneficiary as previously required. We are currently assessing the impact that these accounting standard updates, effective January 1, 2010, may have on our financial statements (see Note 8).

2. Acquisitions

    On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214.5 million in cash, which we financed with the net proceeds from our recent equity offering (see Note 3). Subsequent to this acquisition, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Because the transaction was accounted for as a reorganization of entities under common control, we have consolidated CIG and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. Accordingly, the condensed consolidated balance sheets reflect the historical carrying value of CIG’s assets and liabilities. For accounting purposes, because of the consolidation of CIG, we reflected the $214.5 million of cash paid to acquire the additional interest in CIG as a reduction of our general partner's capital. We have reflected El Paso’s 42 percent interest in CIG as a noncontrolling interest in our financial statements in all periods presented.  As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interests in CIG (“pre-acquisition earnings”) in historical periods have been allocated solely to our general partner in all periods presented. Accordingly, the allocation of pre-acquisition earnings to our general partner reflects 48 percent of CIG’s earnings prior to September 30, 2008 and 18 percent of CIG’s earnings between September 30, 2008 and July 24, 2009. For a further discussion of our earnings per unit, see Note 4.

    On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in Southern Natural Gas Company (SNG) from El Paso for $736 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10 million note payable and $254 million of cash. We financed the $254 million cash payment through the issuance of $175 million of private placement debt, $65 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15 million. For accounting purposes, we recorded these additional interests in CIG and SNG at their historical cost of $474 million and the difference between historical cost and the cash and note payable consideration paid to El Paso as an increase to partners’ capital. Because our financial statements have been retrospectively adjusted to reflect the consolidation of CIG, we have eliminated the historical capital balance related to the 30 percent interest we acquired in CIG on September 30, 2008.  Accordingly, for accounting purposes, we have reflected a $237.9 million decrease in our general partner's capital during the nine months ended September 30, 2008 related to this elimination.  We accounted for the acquisition of SNG prospectively beginning with the date of acquisition and will continue to utilize the equity method of accounting for our total investment in SNG. We reflect our proportionate share of the operating results of SNG as earnings from unconsolidated affiliates in our financial statements.

3. Partners’ Capital

On June 15, 2009, we publicly issued 11,000,000 common units and issued 224,828 general partner units to El Paso for net proceeds of $188.2 million. On July 1, 2009, we received additional net proceeds of $28.3 million in conjunction with the underwriters’ exercise of their option to purchase an additional 1,650,000 common units and the issuance of an additional 33,674 general partner units to El Paso. With the issuance of the additional units, El Paso’s limited partner interest in us decreased from 72 percent to 65 percent. El Paso retained its two percent general partner interest in us, as well as the incentive distribution rights (IDRs). The net proceeds from this offering were used to acquire the additional 18 percent interest in CIG. For a further discussion of this acquisition, see Note 2.

4. Earnings Per Unit and Cash Distributions

Earnings per unit. During the first quarter of 2009, we adopted an accounting standard, applied retrospectively to our earnings per unit, which changes the manner in which master limited partnerships calculate earnings per unit. This standard requires the calculation of earnings per unit based on actual distributions made to a master limited partnership’s unitholders, including the holders of IDRs, for the related reporting period. To the extent net income attributable to El Paso Pipeline Partners, L.P. exceeds cash distributions, the excess is allocated to unitholders based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to El Paso Pipeline Partners, L.P., the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, under this standard, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit reported prior to the adoption of this standard was $0.86 per common unit and $0.75 per subordinated unit for the nine months ended September 30, 2008. The adoption of this standard did not have an impact on our net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit for the quarter ended September 30, 2008. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations used in the calculation of earnings per unit.

As discussed in Note 2, we have retrospectively adjusted our historical financial statements for the consolidation of CIG following the acquisition of an additional 18 percent interest in CIG from El Paso on July 24, 2009. As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interests in CIG (“pre-acquisition earnings”) in historical periods have been allocated solely to our general partner in all periods presented. Accordingly, our allocation of pre-acquisition earnings to our general partner reflects 48 percent of CIG’s earnings prior to September 30, 2008 and 18 percent of CIG’s earnings between September 30, 2008 and July 24, 2009.

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of September 30, 2009 and 2008, we had 13,717 and 8,425 restricted units outstanding, a portion of which were dilutive for the quarters and nine months ended September 30, 2009 and 2008.

The tables below show the (i) allocation of net income attributable to El Paso Pipeline Partners, L.P. and the (ii) net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit based on the number of basic and diluted limited partner units outstanding for the periods ended September 30, 2009 and 2008.

Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$46.6	$33.2	$148.9	$120.1
Less: CIG preacquisition earnings allocated to general partner	(1.4)	(12.4)	(14.6)	(48.7)
Income subject to 2% allocation of general partner interest	45.2	20.8	134.3	71.4
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(0.9)	(0.4)	(2.7)	(1.4)
General partner’s incentive distribution	(0.4)	—	(0.4)	—
Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$43.9	$20.4	$131.2	$70.0

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2009		2008
	Common	Subordinated	Common	Subordinated
Quarters Ended September 30	(In millions, except for per unit amounts)
Distributions (1)	$34.2	$9.7	$25.5	$8.3
Undistributed earnings (losses)	—	—	(9.0)	(4.4)
Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$34.2	$9.7	$16.5	$3.9

Weighted average limited partner units outstanding — Basic and Diluted	97.6	27.7	57.2	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.35	$0.35	$0.29	$0.14

	2009		2008
	Common	Subordinated	Common	Subordinated
Nine Months Ended September 30	(In millions, except for per unit amounts)
Distributions (1)	$94.0	$27.9	$58.8	$24.5
Undistributed earnings (losses)	7.1	2.2	(8.9)	(4.4)
Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$101.1	$30.1	$49.9	$20.1

Weighted average limited partner units outstanding — Basic and Diluted	88.9	27.7	57.2	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$1.14	$1.09	$0.87	$0.73
__________
(1) Reflects distributions declared to our common and subordinated unitholders of $0.3500 per unit and $0.3000 per unit for the quarters ended September 30, 2009 and 2008 and $1.0050 per unit and $0.8825 per unit for the nine months ended September 30, 2009 and 2008.

Cash Distributions to Unitholders. Our common and subordinated unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the distributions to our unitholders (in millions, except for per unit amounts):

Quarters Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution	Date of Declaration	Date of Distribution
2008
March 31, 2008	$0.28750	$24.9	April 2008	May 2008
June 30, 2008	0.29500	25.6	July 2008	August 2008
September 30, 2008	0.30000	34.5	October 2008	November 2008
2009
March 31, 2009	0.32500	37.4	April 2009	May 2009
June 30, 2009	0.33000	42.2	July 2009	August 2009
September 30, 2009	0.35000	45.1	October 2009	November 2009

The distribution for the quarter ended September 30, 2009 will be paid to all outstanding common and subordinated units on November 13, 2009 to unitholders of record at the close of business on October 30, 2009.

Subordinated units and incentive distribution rights. All of our subordinated units and IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the quarter ended September 30, 2009, our general partner will receive incentive distributions of $0.4 million in accordance with the partnership agreement for the quarter and nine months ended September 30, 2009. For a further discussion of our subordinated units and IDRs, see our 2008 Annual Report on Form 10-K.

5. Long-Term Debt and Other Financing Obligations

Our long-term debt and other financing obligations are as follows:

	September 30,	December 31,
	2009	2008
	(In millions)
El Paso Pipeline Partners, L.P.
Revolving credit facility, variable due 2012	$535.0	$584.9
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	10.0
Notes, variable due 2012, LIBOR plus 3.5%	35.0	35.0
Notes, 7.76%, due 2011	37.0	37.0
Notes, 7.93%, due 2012	15.0	15.0
Notes, 8.00%, due 2013	88.0	88.0
Colorado Interstate Gas Company
Senior Notes, 5.95%, due 2015	35.0	35.0
Senior Notes, 6.80%, due 2015	339.9	339.9
Senior Debentures, 6.85%, due 2037	100.0	100.0
Total long-term debt	1,194.9	1,244.8
Other financing obligations	165.2	116.1
Total long-term debt and other financing obligations	1,360.1	1,360.9
Less: Current maturities	4.8	3.6
Total long-term debt and other financing obligations, less current maturities	$1,355.3	$1,357.3

As of September 30, 2009, we had approximately $535 million and $585 million outstanding under our revolving credit facility, and our remaining availability under this facility was approximately $200 million. In determining our available capacity, we have assessed our lender’s ability to fund under our various credit facilities. These borrowings have an interest rate of LIBOR plus 0.425 based on a leverage pricing grid. We also pay utilization and commitment fees of 0.225 percent. Our all-in borrowing rate under this facility was 0.9 percent and 1.4 percent as of September 30, 2009 and December 31, 2008. As of September 30, 2009, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our 2008 Annual Report on Form 10-K.

In March 2009, CIG, Colorado Interstate Issuing Corporation (CIIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which CIG and CIIC may co-issue debt securities in the future. CIIC is a wholly owned finance subsidiary of CIG and is the co-issuer of CIG’s outstanding debt securities. CIIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of CIG’s debt securities. Accordingly, it has no ability to service obligations on CIG’s debt securities.

Other Financing Obligations. In June 2009, the Totem Gas Storage project was placed in service. Upon placing this storage facility in service, CIG transferred its title in the storage facility to WYCO Development LLC (WYCO), a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which CIG has a 50 percent ownership interest. Although CIG transferred the title in this storage facility to WYCO, we continue to reflect the Totem Gas Storage facility as property, plant and equipment in our financial statements as of September 30, 2009 due to CIG’s continuing involvement with the storage facility through WYCO.

CIG constructed the Totem Gas Storage facility and CIG’s joint venture partner in WYCO funded 50 percent of the storage facility construction costs, which we reflected as an other non-current liability in our balance sheet during the construction period. Upon completion of the construction, our obligation to the affiliate of PSCo for these construction advances was converted into a financing obligation to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations during the second quarter of 2009.  This obligation has a principal amount of $50 million as of September 30, 2009 with equal monthly principal payments due through 2039.  We also make monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility, which is at a 15.5% rate as of September 30, 2009.

6. Fair Value of Financial Instruments

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term financing obligations, including current maturities	$1,360.1	$1,344.5	$1,360.9	$1,126.3

As of September 30, 2009 and December 31, 2008, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade and other receivables and payables represented fair value because of the short-term nature of these instruments. At September 30, 2009 and December 31, 2008, we had notes receivable from El Paso of $111.5 million and $199.0 million, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these note receivables approximates their carrying value due to the notes being due on demand and the market-based nature of their interest rate. We estimate the fair value of our debt based on quoted market prices for the same or similar issues.

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

Gas Measurement Cases. CIG and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants.  In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s appeal to the United States Supreme Court was denied.

Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. In September 2009, the court denied the motions for class certification. The plaintiffs have filed a motion for reconsideration. CIG’s costs and legal exposure related to these lawsuits and claims are not currently determinable.

In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2009, we accrued approximately $1.2 million for our outstanding legal matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2009 and December 31, 2008, we have accrued approximately $11.4 million and $13.3 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $38 million at September 30, 2009. Our accrual at September 30, 2009 includes $8.3 million for environmental contingencies related to properties CIG previously owned.

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

For the remainder of 2009, we estimate that our total remediation expenditures will be approximately $0.9 million, which will be expended under government directed clean-up programs.

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

Regulatory Matter

Fuel Recovery Mechanism. During the first quarter of 2008, the Federal Energy Regulatory Commission (FERC) issued an order approving a fuel and related gas cost recovery mechanism for CIG which was designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. Effective April 2008, WIC implemented a similar fuel and related gas cost recovery mechanism, subject to the outcome of a FERC proceeding. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, directing us to remove the cost and revenue components from our fuel recovery mechanisms. Due to these orders, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, their settlement, and other gas balance related items. We continue to explore options to minimize the price volatility associated with these operational activities.

8. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

On September 30, 2008, we acquired an additional 15 percent general partner interest in SNG from El Paso, as further discussed in Note 2. The acquisition increased our general partner interest in SNG to 25 percent. Our proportionate share of the operating results SNG has been reflected as earnings from unconsolidated affiliates since the date the respective interests were acquired.

The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of SNG.

Net Investment and Earnings

	Investment		Earnings from Unconsolidated Affiliates
	September 30,	December 31,	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
	(In millions)		(In millions)
SNG	$397.2	$393.8	$11.2	$4.5	$35.7	$19.1
Other	15.0	17.0	0.7	0.3	1.3	0.9
Total	$412.2	$410.8	$11.9	$4.8	$37.0	$20.0

SNG Summarized Financial Information

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Operating results data:
Operating revenues	$31.0	$12.3	$92.3	$41.1
Operating expenses	16.8	6.9	47.7	19.5
Income from continuing operations and net income	11.2	4.5	35.7	19.1

Transactions with Affiliates

Distributions Received from SNG. We received cash distributions from SNG of $11.2 million and $4.8 million during the quarters ended September 30, 2009 and 2008 and $32.3 million and $15.9 million during the nine months ended September 30, 2009 and 2008. In October 2009, we received distributions from SNG of $10.6 million.

CIG Distributions to El Paso

CIG Cash Distributions to El Paso. CIG is required to make distributions of available cash as defined in their partnership agreement on a quarterly basis to their partners, including us. Due to the retrospective consolidation of CIG, we have reflected 42 percent of CIG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. CIG’s remaining historical distributions (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. The following table shows CIG’s cash distributions to El Paso for the periods ended September 30.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Distributions to noncontrolling interest holder	$10.8	$9.9	$45.8	$33.9
Distributions of pre-acquisition earnings	—	11.4	15.0	38.7
Cash distributions to El Paso	$10.8	$21.3	$60.8	$72.6

In October 2009, CIG paid cash distributions of $14.9 million to its noncontrolling interest holder.

CIG Non-Cash Distribution to El Paso. Prior to our acquisition of an additional 30 percent ownership interest in CIG on September 30, 2008, CIG distributed a portion of its notes receivable under its cash management program to its partners (including us).  Approximately $270 million of this distribution was made to El Paso, which is reflected as a non-cash distribution to El Paso in our financial statements.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2008 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates for the periods ended September 30:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
Revenues from affiliates	$4.1	$6.0	$12.0	$17.4
Operation and maintenance expense from affiliates	20.9	20.5	64.4	61.0
Reimbursement of operating expenses charged to affiliates	3.0	3.0	9.1	8.9

Notes Receivable and Payable with Affiliates. At September 30, 2009 and December 31, 2008, we had note receivables from El Paso of $111.5 million and $199.0 million. We classified $90.7 million and $123.1 million of these receivables as current on our balance sheets at September 30, 2009 and December 31, 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on these variable rate notes was 1.5% at September 30, 2009 and 3.2% at December 31, 2008. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at September 30, 2009 and December 31, 2008. For a further discussion of our notes receivable and payable with affiliates, see our 2008 Annual Report on Form 10-K.

Accounts Receivable Sales Program. CIG sells certain accounts receivable to a QSPE whose purpose is solely to invest in their receivables, which are short-term assets that generally settle within 60 days. During the quarters and nine months ended September 30, 2009, CIG received net proceeds of approximately $0.1 billion and $0.3 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of $0.1 million and $0.2 million on these transactions.  As of September 30, 2009 and December 31, 2008, CIG had approximately $35.4 million and $29.0 million of receivables outstanding with the QSPE, for which they received cash of $17.1 million and $20.0 million and received subordinated beneficial interests of approximately $18.1 million and $8.4 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $17.3 million and $20.6 million as of September 30, 2009 and December 31, 2008. We reflect the subordinated beneficial interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectibility of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the quarters and nine months ended September 30, 2009 and 2008.

Other. As of September 30, 2009 and December 31, 2008, we had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $24.3 million and $10.2 million. Additionally, we had contractual deposits from affiliates of $6.6 million and $6.4 million included in other current liabilities on our balance sheets as of September 30, 2009 and December 31, 2008.

WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of $0.3 million and $0.4 million for the quarters ended September 30, 2009 and 2008 and $1.0 million and $1.1 million for the nine month periods ended September 30, 2009 and 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2008 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

On July 24, 2009 and September 30, 2008, we acquired additional 18 percent and 30 percent general partner interests in CIG, respectively, from El Paso. Subsequent to the acquisition of the 18 percent interest, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Accordingly, we have consolidated CIG and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. We have reflected El Paso’s 42 percent interest in CIG as a noncontrolling interest in our financial statements for all periods presented. The transaction was accounted for as a reorganization of entities under common control.

Effective September 30, 2008, we acquired from El Paso an additional 15 percent interest in SNG. We accounted for the acquisition of our additional equity interest in SNG prospectively beginning on September 30, 2008. For a further discussion of our acquisitions, see Item 1, Financial Statements, Note 2.

As of September 30, 2009, we own 100 percent of WIC, a 58 percent general partner interest in CIG and a 25 percent general partner interest in SNG. El Paso owns the remainder of CIG and SNG. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of September 30, 2009, each of WIC, CIG and SNG have significant expansion projects in progress as further discussed in our 2008 Annual Report on Form 10-K and updated below:

WIC. In July 2009 and November 2009, WIC filed applications with the FERC for certificate authorization to construct the WIC Expansion project. In September 2009, WIC placed the Piceance Lateral expansion project in service.

CIG. During the first quarter of 2009, CIG agreed with its customers to defer the targeted in-service date for the Raton 2010 project from June 2010 to December 2010. In September 2009, CIG filed an application for certificate authorization with the FERC for this project. In June 2009, CIG placed the Totem Gas Storage project in service.

SNG. During the second quarter of 2009, BG LNG Services (BG) informed SNG of their intent not to exercise their option to have SNG construct the Cypress Phase III expansion. However, BG has made alternative commitments to subscribe to certain other firm capacity on another of El Paso’s pipeline systems and to provide certain rate considerations on its existing transportation contract for Cypress Phases I and II. These alternative arrangements are pending FERC approval. In August 2009, we received certificates of authorization from the FERC on the South System III and the Southeast Supply Header Phase II projects.

In addition to our backlog of contracted organic growth projects, we have other projects that are in various phases of commercial development. Many of the potential projects involve expansion capacity to serve increased natural gas-fired generation loads.

CIG. Along the Front Range of CIG’s system, utilities have various projects under development that involve constructing new natural gas-fired generation in part to provide backup capacity required when renewable generation is not available during certain daily or seasonal periods.

SNG. In early 2009, SNG executed a non-binding letter of intent (LOI) with Florida Power & Light Company (FPL) to expand SNG’s pipeline system by approximately 600 MMcf/d by constructing approximately 375 miles of 36-inch pipeline from western Alabama to northern Florida.  This expansion project was subject to the Florida Public Service Commission’s (PSC) approval for FPL to build an intrastate pipeline which would connect to our SNG system. The PSC rejected FPL’s proposal and SNG’s LOI with FPL has expired.  The future of this project is uncertain.

Most of these potential expansion projects would have in-service dates for 2014 and beyond. If we are eventually successful in contracting for these new loads, the capital requirements could be substantial and would be incremental to our backlog of contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our backlog of contracted organic growth projects.

For a further discussion of the capital requirements of us and our unconsolidated affiliates, see Liquidity and Capital Resources.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as  (i) interest and debt expense, net, (ii) affiliated interest income, net (iii) income taxes and (iv) net income attributable to noncontrolling interests so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarters and nine months ended September 30, 2009 compared to the same periods in 2008.

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions, except for volumes)
Operating revenues	$128.8	$103.3	$386.5	$331.7
Operating expenses	(61.8)	(60.0)	(182.2)	(174.3)
Operating income	67.0	43.3	204.3	157.4
Earnings from unconsolidated affiliates	11.9	4.8	37.0	20.0
Other income, net	0.4	3.4	4.7	6.6
EBIT before adjustment for noncontrolling interests.	79.3	51.5	246.0	184.0
Net income attributable to noncontrolling interests	(13.7)	(10.7)	(44.7)	(42.5)
EBIT	65.6	40.8	201.3	141.5
Interest and debt expense, net	(19.4)	(12.1)	(53.9)	(41.9)
Affiliated interest income, net	0.4	4.5	1.5	20.5
Net income attributable to El Paso Pipeline Partners, L.P.	46.6	33.2	148.9	120.1
Net income attributable to noncontrolling interests	13.7	10.7	44.7	42.5
Net income	$60.3	$43.9	$193.6	$162.6

Throughput volumes (BBtu/d)	4,610	4,542	4,824	4,466

	Quarters Ended September 30, 2009				Nine Months Ended September 30, 2008
	Revenue	Expense	Other	EBIT Impact	Revenue	Expense	Other	EBIT Impact
	Favorable/(Unfavorable)
	(In millions)
Expansions	$26.4	$(5.0)	$(0.9)	$20.5	$64.5	$(14.6)	$(0.6)	$49.3
Operational gas, revaluations and processing revenues	2.0	(2.7)	—	(0.7)	(8.3)	6.5	—	(1.8)
Operating and general and administrative expenses	—	5.4	—	5.4	—	3.0	—	3.0
Equity earnings from SNG	—	—	6.7	6.7	—	—	16.6	16.6
Net income attributable to noncontrolling interests	—	—	(3.0)	(3.0)	—	—	(2.2)	(2.2)
Other(1)	(2.9)	0.5	(1.7)	(4.1)	(1.4)	(2.8)	(0.9)	(5.1)
Total impact on EBIT	$25.5	$(1.8)	$1.1	$24.8	$54.8	$(7.9)	$12.9	$59.8
____________
(1)	Consists of individually insignificant items.

Expansions. We benefited from increased EBIT from our expansion projects during the quarter and nine months ended September 30, 2009 when compared to the same periods in 2008 as follows:

	Quarters Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In millions)
CIG
High Plains pipeline	$7.5	$22.8
Totem Gas Storage	6.4	9.3
Other	1.7	4.4
WIC
Medicine Bow lateral	2.6	7.1
Piceance lateral	1.7	4.7
Other	0.6	1.0
Total impact on EBIT	$20.5	$49.3

Operational Gas, Revaluations and Processing Revenues. Our EBIT for operational gas, revaluations, and processing revenues was lower during the quarter and nine months ended September 30, 2009 compared with the same periods in 2008. Processing revenues were $2.0 million higher for the quarter ended September 30, 2009 compared with the same period in 2008 primarily due to higher volumes of natural gas liquids processed. Processing revenues were $8.3 million lower for the nine months ended September 30, 2009, compared with the same period in 2008, primarily due to an unfavorable price variance for natural gas liquids.  This impact, however, was largely offset by favorable prices for gas consumed in processing these liquids compared with the same periods in 2008.

During the first quarter of 2008, the FERC issued an order approving a fuel and related gas cost recovery mechanism for CIG which was designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. For the quarter and nine months ended September 2008, we recorded cost and revenue tracker adjustments resulting from this order and a similar order received in September 2008. Effective April 2008, WIC implemented a similar fuel and related gas cost recovery mechanism, subject to the outcome of a FERC proceeding. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, directing us to remove the cost and revenue components from our fuel recovery mechanisms. Due to these orders, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, their settlement, and other gas balance related items. We continue to explore options to minimize the price volatility associated with these operational activities. For a further discussion of CIG and WIC fuel recovery mechanisms, see Item 1, Financial Statements, Note 7.

Operating and General and Administrative Expenses During the quarter and nine months ended September 30, 2009, our operating and general and administrative expenses decreased primarily as a result of lower repair and maintenance expenses.

Equity earnings from SNG. We recorded equity earnings from SNG of $11.2 million and $4.5 million for the quarters ended September 30, 2009 and 2008 and $35.7 million and $19.1 million for the nine months ended September 30, 2009 and 2008. Our equity earnings increased primarily due to the acquisition of an additional 15 percent general partner interest in SNG from El Paso on September 30, 2008, partially offset by proceeds received by SNG from the Calpine bankruptcy settlement in 2008.

In March 2009, SNG filed a rate case with the FERC as permitted under the settlement of its previous rate case. The filing proposed an increase in SNG’s base tariff rates.  In April 2009, the FERC issued an order accepting the proposed rates effective September 1, 2009, subject to refund and the outcome of a hearing. On October 5, 2009, SNG filed with the FERC a settlement of the rate case. The settlement resolved all issues set for hearing and was supported by the FERC Staff and not opposed by the participants associated with the rate case. On October 20, 2009, the Administrative Law Judge assigned to the case certified that the settlement was uncontested. Under the terms of the settlement, SNG (i) increased its base tariff rates, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective no earlier than September 1, 2012 and no later than September 1, 2013, and (iv) the vast majority of SNG’s firm transportation contracts expiring prior to September 1, 2013 will be extended until August 31, 2013. SNG expects the FERC to approve the settlement early in 2010.

Net Income Attributable to Noncontrolling Interests. We have reflected El Paso’s 42 percent interest in CIG as noncontrolling interest in our financial statements in all periods presented. During the quarter and nine months ended September 30, 2009, our net income attributable to noncontrolling interests increased as compared to the same period in 2008 due to an increase in net income primarily related to additional revenue generated by CIG from its High Plains pipeline and Totem Gas Storage expansion projects.

Interest and Debt Expense

Interest and debt expense for the quarter and nine months ended September 30, 2009, was $7.3 million and $12.0 million higher than the same periods in 2008 primarily due to the issuance of $185.0 million of debt to partially fund the acquisition of additional interests in CIG and SNG in September 2008, an increase in average balances outstanding under our credit facility, and the financing obligation to WYCO (see Item 1, Financial Statements, Note 5). These increases were partially offset by lower average interest rates on our credit facility borrowings and by CIG’s repurchase of $100 million of their senior notes in June 2008. The following table shows the average balance outstanding and the average interest rates under our credit facility for the quarters and nine months ended September 30:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for rates)
Average credit facility balance outstanding	$557	$510	$571	$494
Average interest rate on credit facility borrowings	0.7%	3.0%	0.8%	3.6%

Affiliated Interest Income, Net

Affiliated interest income, net for the quarter and nine months ended September 30, 2009, was $4.1 million and $19.0 million lower than the same periods in 2008 primarily due to lower balances on CIG’s demand note receivable from El Paso and lower average short-term interest rates. The following table shows the average demand note receivable due from El Paso and the average short-term interest rates for the quarters and nine months ended September 30:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In millions, except for rates)
Average demand note receivable due from El Paso	$147	$502	$148	$624
Average short-term interest rate	1.6%	3.7%	1.8%	4.5%

Distributable Cash Flow

We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, and other income and expenses, net, which primarily includes a non-cash allowance for equity funds used during construction (“AFUDC equity”) and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income plus, (i) depreciation and amortization expense, (ii) interest and debt expense, net of interest income, (iii) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period and (iv) net income attributable to noncontrolling interests, less (i) affiliated interest income, net of affiliated interest expense, (ii) earnings from unconsolidated affiliates, and (iii) CIG’s declared distributions to El Paso.

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

Neither Distributable Cash Flow nor Adjusted EBITDA should be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. These non-GAAP measures both exclude some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, Distributable Cash Flow and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period, nor do they equate to Available Cash as defined in our partnership agreement.

Our distributable cash flow was $170.8 million and $107.6 million for the nine months ended September 30, 2009 and 2008. The increase in distributable cash flow in 2009 was due primarily to our increased ownership interest in CIG and SNG as well as higher expansion revenues. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the nine months ended September 30, 2009 compared with the same period in 2008:

Reconciliation of Distributable Cash Flow to Net Income.
	2009	2008
	(In millions)
Net income	$193.6	$162.6
Net income attributable to noncontrolling interests	(44.7)	(42.5)
Net income attributable to El Paso Pipeline Partners, L.P.	148.9	120.1
Add: Interest and debt expense, net	53.9	41.9
Less: Affiliated interest income, net	(1.5)	(20.5)
EBIT (1)	201.3	141.5
Add:
Depreciation and amortization	49.8	43.7
Distributions declared by unconsolidated affiliates	37.2	24.1
Net income attributable to noncontrolling interests	44.7	42.5
Less:
Earnings from unconsolidated affiliates	(37.0)	(20.0)
CIG declared distributions to El Paso (2)	(49.6)	(75.5)

Adjusted EBITDA	246.4	156.3

Less:
Cash interest expense, net	(52.0)	(21.1)
Maintenance capital expenditures	(16.7)	(19.0)
Other, net (3)	(6.9)	(8.6)

Distributable Cash Flow	$170.8	$107.6
____________________
(1)  For a further discussion of our use of EBIT, see Results of Operations.
(2)  CIG declared distributions to El Paso include distributions of pre-acquisition earnings at El Paso’s historical ownership interest levels of $7.2 million and $36.4 million for the nine months ended September  30, 2009 and 2008.
(3)  Includes certain non-cash items such as AFUDC equity and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	2009	2008
	(In millions)
Net cash provided by operating activities	$258.3	$173.6
Interest and debt expense, net	53.9	41.9
Affiliated interest income, net	(1.5)	(20.5)
CIG declared distributions to El Paso (1)	(49.6)	(75.5)
Changes in working capital and other (2)	(14.7)	36.8

Adjusted EBITDA	246.4	156.3

Less:
Cash interest expense, net	(52.0)	(21.1)
Maintenance capital expenditures	(16.7)	(19.0)
Other, net (2)	(6.9)	(8.6)

Distributable Cash Flow	$170.8	$107.6
____________________
(1)
CIG declared distributions to El Paso include distributions of pre-acquisition earnings at El Paso’s historical ownership interest levels of $7.2 million and $36.4 million for the nine months ended September 30, 2009 and 2008.

(2)	Includes certain non-cash items such as AFUDC equity and other items.

Liquidity and Capital Resources

Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy any indebtedness obligations, will depend on our ability to generate cash in the future. Our ability to generate cash is subject to a number of factors, some of which are beyond our control as discussed below.

Our sources of liquidity include cash generated from our operations, quarterly cash distributions received from SNG, notes receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions and is further described in our 2008 Annual Report on Form 10-K. As of September 30, 2009, our remaining availability under the credit facility is approximately $200 million. We may also generate additional sources of cash through future issuances of partnership units and/or future debt offerings. At September 30, 2009, we had notes receivable from El Paso of approximately $111.5 million of which $90.7 million was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.

Volatility in the financial markets, the energy industry and the global economy will likely continue through the remainder of 2009 and beyond. Although recent financial market conditions have shown signs of improvement, continued volatility in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Prolonged restricted access to the financial markets could impact our ability to grow our distributable cash flow through acquisitions. However, we believe that cash flows from operating activities, including the cash distributions received from SNG, availability under our credit facility and our note receivables from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for the foreseeable future. For a more detailed discussion of the liquidity sources and capital needs of our unconsolidated affiliates, see Unconsolidated Affiliates below. For a more detailed discussion of risk factors related to our operations and our ability to access the financial markets, refer to our 2008 Annual Report on Form 10-K.

Overview of Cash Flow Activities. Our cash flows for the nine months ended September 30, 2009 are summarized as follows:

2009
(In millions)
Cash Flow from Operations
Net income	$193.6
Non-cash income adjustments	39.8
Change in other assets and liabilities	24.9
Total cash flow from operations	$258.3

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$87.5
Other	2.7

Financing activities
Net proceeds from issuance of common and general partner units	216.4
Total other cash inflows	$306.6

Cash Outflows
Investing activities
Capital expenditures	$119.1
Cash paid to acquire additional interests in CIG	143.2

Financing activities
Payments on borrowings under credit facility	49.9
Cash distributions to unitholders and general partner	116.4
Cash distributions to El Paso	60.8
Excess of cash paid for CIG interests over contributed book value	71.3
Other	2.9
Total cash outflows	$563.6
Net change in cash	$1.3

During the first nine months of 2009, we generated positive operating cash flow of approximately $258.3 million compared with $173.6 million in the same period in 2008. Our operating cash flow in 2009 was higher primarily due to higher expansion revenue primarily related to our High Plains pipeline, Totem Gas Storage and Medicine Bow expansion projects, increased distributions from the acquisition of additional ownership interest in SNG and changes in working capital. We utilized these amounts to pay distributions, fund maintenance and growth projects, and to make payments under our revolving credit facility, among other items. We generated $216.5 million in net proceeds from the issuance of additional common and general partner units, $214.5 million of which was used to acquire an additional 18 percent general partner interest in CIG from El Paso. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 2.

We made cash distributions to our unitholders and general partner of $116.4 million during the nine months ended September 30, 2009 compared with $61.6 million in the same period in 2008. Our cash capital expenditures for the nine months ended September 30, 2009, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Nine Months Ended September 30, 2009	Remaining 2009	Total
	(In millions)
Maintenance	$16.7	$15.7	$32.4
Expansion	102.4	33.1	135.5
Total	$119.1	$48.8	$167.9

Our expected remaining 2009 expansion capital expenditures of $33.1 million include amounts primarily related to our Piceance Lateral and Totem Gas Storage expansions as well as other growth capital expenditures. We are also evaluating additional expansion projects. While we expect to fund our maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our notes receivable from El Paso.

Unconsolidated Affiliates

As of September 30, 2009, SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from SNG’s partners (including us), if necessary. SNG’s uses of cash primarily include capital expenditures, debt service, and required quarterly distributions to partners. For the remainder of 2009, we anticipate SNG will utilize amounts recovered from their notes receivable with El Paso to fund their capital investment needs.

Commitments and Contingencies

Climate Change and Energy Legislation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.

Climate Change Regulation. Measures to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. It is likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector. We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternative fuel sources for power generation, including coal and oil-fired power generation. However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted and the cost of emission credits.

It is also likely that any federal legislation that is enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission credits. Based on 2007 data we reported to the California Climate Action Registry (CCAR), our operations in the United States, which include our 58 percent interest in CIG and 25 percent interest in SNG, emitted approximately 1.4 million tonnes of carbon dioxide equivalent emissions during 2007.  We believe that approximately 1.1 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in July 2009, with approximately 43 percent of this amount being subject to the cap-and-trade rules contained in the proposed legislation and the remainder being subject to performance standards. As proposed, the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities, the costs of which would likely be material. Although we believe that many of these costs should be recoverable in the rates we charge our customers, recovery is still uncertain at this time.

The Environmental Protection Agency (EPA) finalized regulations to monitor and report GHG emissions on an annual basis and recently proposed new regulations to regulate GHGs under the Clean Air Act which the EPA has indicated could be finalized as early as March 2010.  In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

During the third quarter of 2009, El Paso, our parent, implemented a new financial accounting system and consolidated financial chart of accounts. The system implementation efforts were carefully planned and executed. Training sessions were administered to individuals who are impacted by the new system and chart of accounts, and system controls and functionality were reviewed and successfully tested prior and subsequent to implementation. Following evaluation, management believes that the new system has been successfully implemented. There were no other changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2008 Annual Report on Form 10-K.

Latigo Natural Gas Storage. In April 2009, the Colorado Department of Public Health and Environment issued a Compliance Advisory alleging various violations related to the operation of an evaporation pond at the Latigo underground natural gas storage field including failure to account for, and adequately permit, methanol emissions. CIG has entered into a Compliance Order on Consent and has paid the associated administrative penalty.

Natural Buttes. In May 2004, the EPA issued a Compliance Order to CIG related to alleged violations of a Title V air permit in effect at CIG’s Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). CIG entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, CIG discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and CIG promptly reported those test data to the EPA. CIG has executed a Consent Decree with the DOJ and have paid a total of $1.02 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station, and in addition, they will conduct ambient air monitoring at the Uintah Basin for a period of two years. In January 2009, CIG filed with the FERC an application to abandon the facilities by sale which was granted. The sale of the facilities is scheduled to occur in November 2009.

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

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: November 6, 2009		/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	/s/ John R. Sult
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
2.1
Contribution Agreement, dated July 24, 2009, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company and EPPP CIG GP Holdings, L.L.C. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 28, 2009)

10.1
Second Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated July 24, 2009 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 28, 2009).

* 12	Ratio of Earnings to Fixed Charges
* 31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.