Form 10-K
period 2009-12-31
El Paso Pipeline Partners, L.P.
filed 2010-02-26
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     The aggregate market value of the common units representing limited partner interests held by non-affiliates of the registrant was approximately $712,410,891 on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the price of $17.53 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.
     There were 107,484,747 Common Units, 27,727,411 Subordinated Units and 2,759,432 General Partner Units outstanding as of February 23, 2010:
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
Overview and Strategy
     We are a Delaware master limited partnership (MLP) formed in November 2007 by El Paso Corporation (El Paso) to own and operate natural gas transportation pipelines and storage assets. We conduct our business activities through various natural gas pipeline systems and storage facilities including the Wyoming Interstate Company, Ltd. (WIC) system, a 58 percent general partner interest in Colorado Interstate Gas Company (CIG) and a 25 percent general partner interest in Southern Natural Gas Company (SNG). In November 2007, we completed an initial public offering of our common units, issuing 28.8 million common units to the public. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, as well as 10 percent general partner interests in each of CIG and SNG. In September 2008, we acquired from El Paso an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG. On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso.
     WIC is an interstate pipeline transportation business located in Wyoming, Utah and Colorado. CIG is an interstate pipeline transportation and storage business that extends from production areas in the U.S. Rocky Mountain region to interconnection points on pipelines transporting gas to the midwest, southwest and northwest U.S. and to market areas in the Front Range of Colorado and Wyoming. SNG is an interstate pipeline transportation and storage business that extends from production fields in the southern U.S. and the Gulf of Mexico to market areas across the Southeast.
     Our pipeline systems and storage facilities operate under tariffs approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our costs of providing services to our customers, including a reasonable return on our invested capital.
     Our primary business objectives are to generate stable cash flows sufficient to make distributions to our unitholders and to grow our business through the construction, development and acquisition of additional energy infrastructure assets. We intend to increase our cash distributions over time by enhancing the value of our transportation and storage assets by:
•	providing outstanding customer service;
•	executing successfully on time and on budget for our committed expansion projects;
•	focusing on increasing utilization, efficiency and cost control in our operations;
•	pursuing economically attractive organic and greenfield expansion opportunities;
•	successfully recontracting expiring contracts for transportation capacity;
•	pursuing strategic asset acquisitions from third parties and El Paso to grow our business; and
•	maintaining the integrity and ensuring the safety of our pipeline systems and other assets.

Our Assets
     The table below and discussion that follows provide detail on our pipeline systems as of December 31, 2009:

	As of December 31, 2009
Transmission	Ownership	Miles of	Design	Storage	Average Throughput(1)
System	Interest	Pipeline	Capacity	Capacity	2009	2008	2007
	(Percent)		(MMcf/d)	(Bcf)		(BBtu/d)
WIC	100	800	3,340	—	2,652	2,543	2,071
CIG (2)(3)	58	4,200	3,750	35	2,299	2,225	2,339
SNG (2)(4)	25	7,600	3,700	60	2,322	2,339	2,345

(1)	The WIC throughput includes 131 BBtu/d, 181 BBtu/d and 239 BBtu/d transported by WIC on behalf of CIG for the years ended December 31, 2009, 2008, and 2007.

(2)	Volumes reflected are 100 percent of the volumes transported on the CIG system and the SNG system, respectively.

(3)	CIG’s storage capacity includes 6 Bcf of storage capacity from Totem Gas Storage, which is owned by WYCO Development LLC (WYCO), CIG’s 50 percent equity investee.

(4)	SNG’s storage capacity includes the storage capacity associated with their 50 percent ownership interest in Bear Creek Storage Company, LLC (Bear Creek), a joint venture with Tennessee Gas Pipeline Company (TGP), our affiliate.
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
     CIG. CIG is comprised of pipelines that deliver natural gas from production areas in the U.S. Rocky Mountains and the Anadarko Basin directly to customers in Colorado, Wyoming and indirectly to the midwest, southwest, California and Pacific northwest. CIG also owns interests in five storage facilities located in Colorado and Kansas with approximately 35 Bcf of underground working natural gas storage capacity and one natural gas processing plant located in Wyoming.
     CIG owns a 50 percent ownership interest in WYCO, a joint venture with an affiliate of Public Service Company of Colorado (PSCo). WYCO owns Totem Gas Storage and the High Plains pipeline, which were placed in service in June 2009 and November 2008, respectively, and are operated by CIG. The High Plains pipeline consists of a 164-mile interstate gas pipeline extending from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain electric generation plant and other points of interconnections with PSCo’s system. The system added approximately 900 MMcf/d of overall transportation capacity to our system. The increased capacity is fully contracted with PSCo and Coral Energy Resources pursuant to firm contracts through 2029 and 2019. The Totem Gas Storage facility consists of a natural gas storage field that services and interconnects with the High Plains Pipeline. The Totem Gas Storage field has 6 Bcf of working natural gas storage capacity with a maximum withdrawal rate of 200 MMcf/d and a maximum injection rate of 100 MMcf/d. All of the storage capacity of this new storage field is fully contracted with PSCo pursuant to a firm contract through 2040. WYCO also owns a state regulated intrastate gas pipeline that extends from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain’s electric generation plant, which CIG does not operate, and a compressor station in Wyoming operated by WIC.
     SNG. SNG is comprised of pipelines extending from natural gas supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. SNG is the principal natural gas transporter to southeastern markets in Alabama, Georgia and South Carolina. SNG owns interests in two storage facilities along the system with approximately 60 Bcf of underground working natural gas storage capacity. The SNG system is also connected to El Paso’s Elba Island LNG terminal near Savannah, Georgia.

Markets and Competition
     Our customers consist of natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas. Our pipeline systems connect with multiple pipelines that provide our customers with access to diverse sources of supply, including supply from unconventional sources, and various natural gas markets. The natural gas industry is undergoing a major shift in supply sources. Production from conventional sources is declining while production from unconventional sources such as shale, tight sands, and coal bed methane is rapidly increasing. This shift will change the supply patterns and flows of pipelines. The impacts will vary among pipelines according to the proximity of the new supply sources.
     Electric power generation has been a growing demand sector of the natural gas market. The market slowdown had a minimal impact on SNG as electric market demand increased due to attractive natural gas pricing relative to coal. The growth of natural gas fired electric power benefits the natural gas industry by creating more demand for natural gas. This potential benefit is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and the use and availability of other fuel sources for power generation. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm transportation contracts with natural gas pipelines.
     Growth of the natural gas market has been adversely affected by the current economic slowdown in the U.S. and world economies. The decline in economic activity reduced industrial demand for natural gas and electricity, which affected natural gas demand both directly in end-use markets and indirectly through lower power generation demand for natural gas. We expect the demand and growth for natural gas to return as the economy recovers. Natural gas has a favorable competitive position as an electric generation fuel because it is a clean and abundant fuel with lower capital requirements compared with other alternatives. The lower demand and the credit restrictions on investments in the recent past may slow development of supply projects. While WIC’s, CIG’s and SNG’s pipelines could experience some level of reduced throughput and revenues, or slower development of future expansion projects as a result of these factors, each of these pipelines generates a significant (approximately 90 percent) portion of its revenues through fixed monthly reservation or demand charges on long-term contracts at rates stipulated under its tariffs or in its contracts. Additionally, on CIG and WIC, we do not expect production in the U.S. Rocky Mountain region to significantly decrease from current levels due to the need to replace diminishing exports from Canada and declining production from traditional domestic sources.
     WIC. Our WIC system competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers and its four largest customers are generally able to obtain a significant portion of their natural gas transportation requirements from other pipelines, including the Rockies Express Pipeline LLC (Rockies Express Pipeline) and CIG. In addition, WIC competes with CIG, third party pipelines and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain region. Natural gas delivered from the WIC system competes with alternative energy sources used to generate electricity, such as hydroelectric power, solar, wind, coal and fuel oil.
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

     CIG. Our CIG system serves two major markets, an on-system market, consisting of utilities and other customers located along the Front Range of the U.S. Rocky Mountains in Colorado and Wyoming, and an off-system market, consisting of the transportation of U.S. Rocky Mountain natural gas production from multiple supply basins to users accessed through interconnecting pipelines in the midwest, southwest, California and the Pacific northwest. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided CIG with incremental demand for transportation services. Competition for our on-system market consists of an intrastate pipeline, an interstate pipeline, local production from the Denver-Julesburg basin, and long-haul shippers who elect to sell into this market rather than the off-system market. Competition for our off-system market consists of other interstate pipelines, including WIC, that are directly connected to our supply sources. CIG also faces competition from other existing pipelines and alternative energy sources that are used to generate electricity such as hydroelectric power, wind, solar, coal and fuel oil.
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
     SNG. The southeastern market served by the SNG system is one of the fastest growing natural gas demand regions in the U.S. Demand for deliveries from the SNG system is characterized by two peak delivery periods, the winter heating season and the summer cooling season.
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
     The following table details our customers and contracts for each of our pipeline systems as of December 31, 2009. Our firm customers reserve capacity on our pipeline system or storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Our interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.

WIC
Customer Information	Contract Information
Approximately 50 firm and interruptible customers.	Approximately 60 firm transportation contracts. Weighted average remaining contract term of approximately eight years.

Major Customers:
Williams Gas Marketing, Inc.
(1,320 BBtu/d)	Expires in 2010-2021.

Anadarko Petroleum Corporation
(1,260 BBtu/d)	Expires in 2010-2023.

CIG
Customer Information	Contract Information
Approximately 100 firm and interruptible customers.	Approximately 170 firm transportation contracts. Weighted average remaining contract term of approximately eight years.

Major Customers:
PSCo
(1,787 BBtu/d)	Expires in 2010-2029.

Williams Gas Marketing, Inc.
(498 BBtu/d)	Expires in 2010-2014.

Anadarko Petroleum Corporation
(280 BBtu/d)	Expires in 2011-2015.

SNG
Customer Information	Contract Information
Approximately 270 firm and interruptible customers.	Approximately 200 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Major Customers:
Atlanta Gas Light Company(1)
(1,063 BBtu/d)	Expires in 2013-2024.

Southern Company Services
(433 BBtu/d)	Expires in 2011-2018.

Alabama Gas Corporation
(372 BBtu/d)	Expires in 2010-2013.

SCANA Corporation
(315 BBtu/d)	Expires in 2013-2019.

(1)	Atlanta Gas Light Company is currently releasing a significant portion of its firm capacity to a subsidiary of SCANA Corporation under terms allowed by SNG’s tariff.
Regulatory Environment
     Our interstate natural gas transmission systems transport and store natural gas for local distribution companies (LDCs), other natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. Our systems do not take title to the natural gas transported or stored for our customers, which mitigates our direct commodity price risk. The rates our systems charge are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. The FERC approves tariffs that establish rates, cost recovery mechanisms, and other terms and conditions of services to our customers. The fees or rates established under our tariffs are a function of providing services to our customers, including a reasonable return on our invested capital. The FERC’s authority also extends to:
•	rates and charges for natural gas transportation and storage and related services;
•	certification and construction of new facilities;
•	extension or abandonment of services and facilities;
•	maintenance of accounts and records;

•	relationships between pipelines and certain affiliates;
•	terms and conditions of service;
•	depreciation and amortization policies;
•	acquisition and disposition of facilities; and
•	initiation and discontinuation of services.
     Our interstate pipeline systems are also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation (DOT) and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements and we believe that our systems are in material compliance with the applicable regulations. For a further discussion of the potential impact of regulatory matters on us, see Item 1A, Risk Factors and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Relationship with El Paso Corporation
     El Paso is an energy company founded in 1928 in El Paso, Texas that primarily operates in the regulated natural gas transportation sector and the exploration and production sector of the energy industry. El Paso owns our two percent general partner interest, all of our incentive distribution rights, a 60 percent limited partner interest in us including both common and subordinated units and the remaining 42 percent general partner interest in CIG and 75 percent general partner interest in SNG not owned by us. We have an omnibus agreement with El Paso and our general partner that governs our relationship with them regarding the provision of specified services to us, as well as certain reimbursement and indemnification matters.
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
Environmental
     A description of our environmental activities is included in Part II, Item 8 Financial Statements and Supplementary Data, Note 8.
Employees
     We do not have employees. We are managed and operated by the directors and officers of our general partner, El Paso Pipeline GP Company, L.L.C., a subsidiary of El Paso. Additionally, WIC is operated by CIG, and SNG is operated by El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit, for direct expenses incurred by El Paso on our behalf and for expenses allocated to us as a result of us being a public entity. A further discussion of our affiliate transactions is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 12.
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
     The results of operations of our transportation and storage operations are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for doing so. The volumes of natural gas we are able to transport and store depend on the actions of third parties and are beyond our control. Such actions include factors that impact our customers’ demand and producers’ supply, including factors that negatively impact our customers’ need for natural gas from us, as well as the continued availability of natural gas production and reserves connected to our pipeline systems. Further, the following factors, most of which are also beyond our control, may unfavorably impact our ability to maintain or increase current throughput or to remarket unsubscribed capacity:
•	service area competition;
•	price competition;
•	expiration or turn back of significant contracts;
•	changes in regulation and actions of regulatory bodies;
•	weather conditions that impact natural gas throughput and storage levels;
•	weather fluctuations or warming and cooling trends that may impact demand in the markets in which we do business, including trends potentially attributable to climate change;
•	drilling activity and decreased availability of conventional gas supply sources and the availability and timing of other natural gas sources such as LNG and gas shale supplies;
•	continued development of additional sources of gas supply that can be accessed;

•	decreased natural gas demand due to various factors, including economic recession (as further discussed below), availability of alternative energy sources and increases in prices;
•	legislative, regulatory or judicial actions, such as mandatory renewable portfolio standards and greenhouse gas (GHG) regulations and/or legislation that could result in (i) changes in the demand for natural gas and oil, (ii) changes in the availability of or demand for alternative energy sources such as hydroelectric and nuclear power, wind and solar energy or (iii) changes in the demand for lower carbon intensive energy sources;
•	availability and cost to fund ongoing maintenance and growth projects, especially in periods of prolonged economic decline;
•	opposition to energy infrastructure development, especially in environmentally sensitive areas;
•	adverse general economic conditions including prolonged recessionary periods that might negatively impact natural gas demand and the capital markets;
•	our ability to achieve targeted annual operating and administrative expenses achieved primarily by reducing internal costs and improving efficiencies from leveraging a consolidated supply chain organization; and
•	unfavorable movements in natural gas prices in supply and demand areas.
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at our current quarterly distribution.
     We may not have sufficient available cash each quarter to continue to pay quarterly distributions at our current quarterly distribution rate. Under this circumstance, we may be required to borrow under our revolving credit facility to pay the annualized quarterly distribution. Under our cash distribution policy, the amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations and not on reported net earnings for financial accounting purposes. Our cash flows will fluctuate based on, among other things:
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

We own minority interests in one of our three primary assets, with the remaining interest in this asset owned by El Paso or its other subsidiaries. As a result, we will be unable to control the amount of cash we will receive from its operations and we could be required to contribute significant cash to fund our share of its operations, including capital expenditures. If we fail to make these contributions, we will be subject to specified penalties.
     Our inability to control the operations of SNG and its respective subsidiaries and unconsolidated affiliates may mean that we do not receive the amount of cash we expect to be distributed to us. We expect our interest in SNG to generate in excess of 20 percent of the cash we distribute in 2010 and, accordingly, our performance is substantially dependent on SNG’s distributions to us. Since we only have a 25 percent interest in SNG, we are unable to control its ongoing operational and investment decisions, which may adversely affect the amount of cash otherwise available for distribution to us, including:
•	decisions with respect to incurrence of expenses and distributions to us;
•	establishing reserves for working capital, maintenance capital expenditures, environmental matters and legal and rate proceedings;
•	incurring additional indebtedness and principal and interest payments; and
•	requiring us to make additional capital contributions to SNG to fund working capital, maintenance capital and expansion capital expenditures which could be material. In the event we elect not to make a required capital contribution or are unable to do so, our partnership interest could be diluted or it could affect the receipt of distributions until we have forgone distributions equal to our portion of the capital call plus a specified premium.
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
     Our interstate natural gas transportation and storage operations are subject to federal, state and local regulatory authorities. Specifically, our natural gas pipeline systems and our storage facilities and related assets are subject to regulation by the FERC, the DOT, the United States Department of the Interior, and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. Federal regulation extends to such matters as:
•	rates, operating terms and conditions of service, with CIG required to file a new rate case to be effective no later than October 2011;
•	the types of services we may offer to our customers;
•	the contracts for service entered into with our customers;
•	construction and abandonment of new facilities;
•	the integrity and safety of our pipeline systems and related operations;
•	acquisition, extension or abandonment of services or facilities;
•	accounts and records; and
•	relationships with affiliated companies involved in certain aspects of the natural gas business.

     We are subject to various governmental investigations from time to time, including investigations by the FERC and the U.S. Department of Transportation Office of Pipeline Safety. The results of any investigation could have a material adverse effect on our business, financial condition or results of operation. In addition, pursuant to laws and regulations, our existing rates may be challenged by complaint. The FERC commenced several complaint proceedings in 2009 against unaffiliated pipeline systems to reduce the rates they were charging their customers. There is a risk that the FERC or our customers could file similar complaints on one or more of our pipeline systems and that a successful complaint against our pipelines’ rates could have an adverse impact on our business, financial condition, results of operations and thus our ability to make distributions.
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
     In setting authorized rates of return, the FERC uses a discounted cash flow model that incorporates the use of proxy groups to develop a range of reasonable returns earned on equity interests in companies with corresponding risks. The FERC then assigns a rate of return on equity within that range to reflect specific risks of that pipeline when compared to the proxy group companies. The FERC allows MLPs to be included in the proxy group to determine return on equity. However, as to such MLPs, the FERC will generally adjust the long-term growth rate used to calculate the equity cost of capital. The FERC stated that the long-term growth projection for natural gas pipeline MLPs will be equal to fifty percent of gross domestic product (GDP), as compared to the unadjusted GDP used for corporations. Therefore, to the extent that master limited partnerships are included in a proxy group, the FERC’s policy lowers the return on equity that might otherwise be allowed if there were no adjustment to the master limited partnership growth projection used for the discounted cash flow model. This could lower the return on equity that we would otherwise be able to obtain.
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
Certain of our systems provide a portion of their transportation services pursuant to long-term, fixed-price “negotiated rate” contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts, and, as a result, our costs could exceed our revenues received under such contracts.
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
     We face competition from other pipelines, including the Rockies Express Pipeline, that may be able to provide our shippers with capacity on a more competitive basis or access to consuming markets that would pay a higher price for the shippers’ gas. An increase in competition in our key markets could arise from new ventures or expanded operations from existing competitors. As a result, significant competition from the Rockies Express Pipeline and other third-party competitors could have a material adverse effect on our financial condition, results of operations and ability to make distributions.
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
     Substantially all of our pipeline revenues are generated under contracts which expire periodically and must be renegotiated and extended or replaced. If we or El Paso are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. For additional information on the expiration of our contract portfolio, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. In particular, our ability to extend and replace contracts on terms comparable to prior contracts or on any terms at all, could be adversely affected by factors we cannot control, as discussed in more detail above.

     Our systems rely on a limited number of customers for a significant portion of our revenues. For the year ended December 31, 2009, the four largest natural gas transportation customers for each of WIC, CIG and SNG accounted for approximately 71 percent, 60 percent and 44 percent of their respective operating revenues. The loss of all or even a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts or otherwise, could have a material adverse effect on our financial condition, results of operations and our ability to make distributions.
Fluctuations in energy commodity prices could adversely affect our business.
     Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the price of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, including power companies that may not dispatch natural gas-fired power plants if natural gas prices increase. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. On the other hand, decreased natural gas prices could result in reduced development of additional gas supplies and in reduced volume of natural gas available for transportation and storage through our system.
     Pricing volatility may, in some cases for CIG or WIC, impact our fuel imbalance revaluations and related gas balance items. We obtain in-kind fuel reimbursements from shippers in accordance with each individual tariff or applicable contract terms. We revalue our natural gas imbalances and other gas owed to or from shippers to an index price and periodically settle these obligations in cash pursuant to each individual tariff, regulatory approval or each balancing contract. Currently, both the CIG and WIC tariffs provide that the difference between the quantity of fuel retained and fuel used in operations will be flowed-through or charged to shippers. The CIG tariff provides that all liquid revenue proceeds, including those proceeds associated with CIG’s processing plants, are used to reimburse shrinkage or other system fuel and lost-or-unaccounted-for costs and variations in liquid revenues and variations in shrinkage volumes are included in the reconciliation of retained fuel and burned fuel. CIG must purchase gas volumes from time to time due, in part, to such shrinkage associated with liquid production and such expenses vary with both price and quantity.
     If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted on a short-term basis, as well as with respect to our long-term recontracting activities. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Consequently, a significant prolonged downturn in natural gas prices could have a material adverse effect on our financial condition, results of operations and ability to make distributions.
     Fluctuations in energy prices are caused by a number of factors, including:
•	regional, domestic and international supply and demand, including changes in supply and demand due to general economic conditions and weather;
•	availability and adequacy of gathering, processing and transportation facilities;
•	energy legislation and regulation, including potential changes associated with greenhouse gas (GHG) emissions and renewable portfolio standards;
•	federal and state taxes, if any, on the transportation and storage of natural gas;
•	the price and availability of supplies of alternative energy sources; and
•	the level of imports, including the potential impact of political unrest among countries producing oil and LNG, as well as the ability of certain foreign countries to maintain natural gas and oil price, production and export controls.

Adverse general domestic economic conditions could negatively affect our operating results, financial condition, liquidity or our ability to make cash distributions.
     We are subject to the risks arising from adverse changes in general domestic economic conditions including recession or economic slowdown. The global economy is experiencing a recession and the financial markets have experienced extreme volatility and instability. If we experience prolonged periods of recession or slowed economic growth in the United States, demand growth from consumers for natural gas transported by us may continue to decrease, which could impact the development of our future expansion projects. Additionally, our access to capital could be impeded and the cost of capital we obtain could be higher. We are also subject to the risks arising from changes in legislation and government regulation associated with any such recession or economic slowdown, including creating preferences for renewables, as part of a legislative package to stimulate the economy. Any of these events, which are beyond our control, could negatively impact our business, results of operations, financial condition, and ability to make cash distributions.
We are exposed to the credit risk of our customers and our credit risk management may not be adequate to protect against such risk.
     We are subject to the risk of delays in payment as well as losses resulting from nonpayment and/or nonperformance by our customers, including default risk associated with adverse economic conditions. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise. If our existing or future customers fail to pay and/or perform and we are unable to re-market the capacity, our business, results of operations, financial condition and ability to make cash distributions could be adversely affected. We may not be able to effectively re-market capacity during and after insolvency proceedings involving a shipper.
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
SNG is not prohibited from incurring indebtedness, which may affect our ability to make distributions.
     SNG is not prohibited by the terms of its general partnership agreement from incurring indebtedness. If SNG were to incur significant amounts of additional indebtedness, it may inhibit its ability to make distributions to us which would materially and adversely affect our ability to make our minimum quarterly distributions because we expect SNG’s distributions to us will be a significant portion of the cash we distribute.
Restrictions in our credit facility and note purchase agreement could limit our ability to make distributions to our unitholders. The conditions of the U.S. and international capital markets may adversely affect our ability to draw on our current credit facility.
     Our credit facility and the note purchase agreement related to our issuance of senior unsecured notes contain covenants limiting our ability to make distributions to our unitholders and equity repurchases. Our ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with these restrictions and covenants, a significant portion of indebtedness under our credit facility or the note purchase agreement may become immediately due and payable, and our lenders’ commitment to make further loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. For a further discussion of our covenants related to our debt obligations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 6.

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
     We cannot predict how interest rates will react to changing market conditions and potential deficits of federal and state governments. Interest rates on our credit facilities, variable rate senior unsecured notes and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, to incur debt or for other purposes. In addition, the general volatility in the financial markets and economy may also alter the yield requirements of investors and could adversely impact our unit price.
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
     A principal focus of our strategy is to continue to grow the cash distributions on our units by expanding our business. Our ability to grow depends on our ability to complete expansion projects and make acquisitions that result in an increase in cash per unit generated from operations. We may be unable to successfully complete accretive expansion projects or acquisitions, which could adversely affect our financial position, results of operations and ability to make distributions, for any of the following reasons:
•	unable to identify attractive expansion projects or acquisition candidates or we are outbid by competitors;
•	El Paso elects not to sell or contribute additional interests in its pipeline systems that it owns to us or to offer attractive expansion projects or acquisition candidates to us;
•	unable to identify attractive acquisitions that are accretive to our limited partner unitholders due to the incentive distributions to our general partner;
•	unable to obtain necessary approvals by the FERC and other regulatory agencies on a timely basis and on terms that are acceptable to us, including the potential impact of delays and increased costs or such approvals caused by certain environmental and landowner groups with interests along the route of our pipelines;
•	impediments on our ability to obtain necessary rights of way or land rights or to commence and complete construction on a timely basis or on terms that are acceptable to us;
•	unable to realize anticipated costs savings and successful integration of the businesses we build or acquire;
•	unable to raise financing for expansion projects or acquisitions on economically acceptable terms, especially in periods of prolonged economic decline;
•	mistaken assumptions about volumes, revenues and costs, including synergies and potential growth;
•	unable to secure adequate transportation, storage or throughput commitments to support the expansion or acquisition of new facilities;
•	the assumption of unknown liabilities when making acquisitions for which we are not indemnified or for which our indemnity is inadequate;
•	the diversion of management’s and employees’ attention to other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas including opposition to energy infrastructure development, especially in environmentally sensitive areas;
•	there is a lack of available of skilled labor, equipment, and materials to complete expansion projects;
•	potential changes in federal, state and local statutes and regulations, such as environmental requirements, including climate change requirements, that delay or prevent a project from proceeding or increase the anticipated cost of the project;
•	our ability to construct expansion projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials, labor, a lack of contractor productivity, delays in construction or other factors beyond our control, that may be material; and
•	the lack of future growth in natural gas supply or demand.
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
     Our operations are subject to the inherent risks normally associated with those operations, including pipeline failures, pollution, release of toxic substances, fires, adverse weather conditions (such as hurricanes and flooding), terrorist activity or acts of aggression, and other hazards. Each of these risks could result in damage to or destruction of our facilities or damages or injuries to persons and property causing us to suffer substantial losses. In addition, although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of greenhouse gas could have a negative impact upon our operations in the future.
     While we maintain insurance against many of these risks to the extent and in amounts that we believe are reasonable, our insurance coverages have material deductibles and self-insurance levels, limits on our maximum recovery, and do not cover all risks. There is also the risk that our coverages will change over time in light of increased premiums or changes in the terms of the insurance coverages that could result in our decision to either terminate certain coverages, increase our deductibles and self-insurance levels or decrease our maximum recoveries. In addition, there is a risk that our insurers may default on their coverage obligations. As a result, our financial condition and ability to make cash distributions could be adversely affected if a significant event occurs that is not fully covered by insurance.
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

In estimating our environmental liabilities, we face uncertainties that include:
•	estimating pollution control and clean up costs, including sites where preliminary site investigation or assessments have been completed;
•	discovering new sites or additional information at existing sites;
•	forecasting cash flow timing to implement proposed pollution control and cleanup costs;
•	receiving regulatory approval for remediation programs;
•	quantifying liability under environmental laws that may impose joint and several liability on potentially responsible parties and managing allocation responsibilities;
•	evaluating and understanding environmental laws and regulations, including their interpretation and enforcement;
•	interpreting whether various maintenance activities performed in the past and currently being performed require pre-construction permits pursuant to the Clean Air Act; and
•	changing environmental laws and regulations that may increase our costs.
     In addition to potentially increasing the cost of our environmental liability, changing environmental laws and regulations may increase our future compliance costs, such as the costs of complying with ozone standards, emission standards with regard to our reciprocating internal combustion engines on our pipeline systems, GHG reporting and potential mandatory GHG emissions reductions. Future environmental compliance costs relating to GHGs associated with our operations are not yet clear. For a further discussion on GHG’s see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Commitments and Contingencies.
     Although it is uncertain what impact legislative, regulatory, and judicial actions might have on us until further definition is provided in those forums, there is a risk that such future measures could result in changes to our operations and to the consumption and demand for natural gas. Changes to our operations could include increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities, (iii) construct new facilities, (iv) acquire allowances or pay taxes related to our GHG and other emissions and (v) administer and manage an emissions program for GHG and other emissions. Changes in regulations, including adopting new standards for emission controls for certain of our facilities, could also result in delays in obtaining required permits to construct or operate our facilities. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipelines, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.
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
     Neither our partnership agreement nor the omnibus agreement among us, El Paso and others will prohibit affiliates of our general partner, including El Paso, El Paso Natural Gas Company (EPNG), Cheyenne Plains Gas Pipeline Company, L.L.C. (Cheyenne Plains) and TGP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, El Paso and its affiliates may acquire, construct or dispose of additional transportation or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the interstate pipeline and/or storage business, and each may have greater resources than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.
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
     Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, the general partnership agreements of CIG and SNG contain similar provisions that define the fiduciary standards of each partner (a subsidiary of El Paso owns a 42 percent and 75 percent general partner interest in CIG and SNG, and we own a 58 percent and 25 percent general partner interest in CIG and SNG) to the other. In addition, the general partnership agreements include provisions that define the fiduciary standards that the members of the management committee of each such partnership appointed by a partner (El Paso has appointed one member to CIG’s committee and three members to SNG’s committee, and we have appointed three members to CIG’s committee and one member to SNG’s committee) owe to the partners that did not designate such person. In both instances, the defined fiduciary standards are more limited than those that would apply under Delaware law in the absence of such definition.
Limited unitholders cannot remove our general partner without its consent.
     The vote of the holders of at least 66 2/3 percent of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own 61 percent of our aggregate outstanding common and subordinated units. Accordingly, our unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent the general partner’s removal. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. In addition, under certain circumstances the successor general partner may be required to purchase the combined general partner interest and incentive distribution rights of the removed general partner, or alternatively, such interests will be converted into common units. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.
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
     Our assets consist of a 100 percent ownership interest in WIC, a 58 percent general partner interest in CIG and a 25 percent general partner interest in SNG. If a sufficient amount of our assets, such as our ownership interests in CIG or SNG or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered securities or “investment securities,” there is a risk that our ownership interests in CIG and SNG could be deemed investment securities. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.
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
     If at any time our general partner and its affiliates own more than 75 percent of the common units excluding, until September 30, 2010, common units received by El Paso’s affiliates in connection with El Paso’s contribution to us of additional general partner interest in each of CIG and SNG in September 2008, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders would be required to sell common units at an undesirable time or price and may not receive any return on investment. Unitholders might also incur a tax liability upon a sale of such units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. Our general partner and its affiliates own approximately 51 percent of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), our general partner and its affiliates will own approximately 61 percent of our aggregate outstanding common units.
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
     As of December 31, 2009, we had 97,622,247 common units and 27,727,411 subordinated units outstanding, which includes 55,326,397 common units held by affiliates of our general partner. All of the subordinated units will convert into common units at the end of the subordination period, which could occur as early as the first business day after December 31, 2010, assuming certain tests are met, and all of the subordinated units may convert into common units before December 31, 2010 if additional tests are satisfied. Sales by any of our existing unitholders, including affiliates of our general partner, of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
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
     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain events that occurred in previous years, members of Congress have considered substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. Recently, the House of Representatives passed the Tax Extenders Act of 2009, H.R. 4213, a bill which includes a provision that would treat items of income and gain generated by a publicly traded partnership that is engaged in the performance of “investment management services” as non-qualifying income. Although we do not believe that this provision would apply to us as currently drafted, we are unable to predict whether any changes will be made to the provision or whether the legislation will ultimately be enacted. Moreover, even if this current proposal is not enacted, it is possible that these efforts could resume and result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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
     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.
     Natural Buttes. In May 2004, the Environmental Protection Agency (EPA) issued a Compliance Order to CIG related to alleged violations of a Title V air permit in effect at CIG’s Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). CIG entered into a tolling agreement with the United States and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, CIG discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and CIG promptly reported those test data to the EPA. CIG executed a Consent Decree with the DOJ and has paid a total of $1.02 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station. In addition, as required by the Consent Decree, ambient air monitoring at the Uintah Basin commenced on January 1, 2010 for a period of two years. In November 2009, CIG sold its Natural Buttes compressor station and gas processing plant to a third party for $9.0 million.
     In addition to the above matters, we and our affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common units are traded on the New York Stock Exchange under the symbol EPB. As of February 23, 2010, we had 24 unitholders of record, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.
     The following table reflects the quarterly high and low sales prices for our common units based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash distributions per unit we declared in each quarter:

	High	Low	Distributions
2009
Fourth Quarter	$26.52	$19.98	$0.35000
Third Quarter	$21.30	$17.14	$0.33000
Second Quarter	$19.80	$16.53	$0.32500
First Quarter	$20.00	$14.91	$0.32000
2008
Fourth Quarter	$21.80	$11.95	$0.30000
Third Quarter	$21.95	$11.72	$0.29500
Second Quarter	$24.35	$20.57	$0.28750
First Quarter	$25.00	$18.53	$0.12813
     Cash Distribution Policy. We will distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.28750 per common unit ($1.15 per common unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay cash distributions at this minimum quarterly distribution rate is subject to various restrictions and other factors. On February 12, 2010, we paid a distribution of $0.36000 per unit to all unitholders of record at the close of business on February 1, 2010. Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash”. Our partnership agreement also requires that we distribute all of our available cash from operating surplus each quarter in the following manner: first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received a minimum quarterly distribution of $0.28750 plus any arrearages from prior quarters; second, 98 percent to the holders of subordinated units and 2 percent to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.28750; and third, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.33063. If cash distributions to our unitholders exceed $0.33063 per unit in any quarter, our general partner will receive, in addition to distributions on its 2 percent general partner interest, increasing percentages, up to 48 percent, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” Our general partner received incentive distributions of $0.4 million in 2009. In February 2010, our general partner received incentive distributions of $0.6 million.

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
     The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Distribution” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount,” until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2 percent general partner interest and assume our general partner has contributed any additional capital necessary to maintain its two percent general partner interest and has not transferred its incentive distribution rights.

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

ITEM 6. SELECTED FINANCIAL DATA
     The historical operating results data for each of the four years ended December 31, 2009 and the financial position data as of December 31, 2009, 2008 and 2007 were derived from our audited financial statements. We derived the operating results data for the year ended December 31, 2005 and the financial position data as of December 31, 2006 and 2005 from our accounting records. Our historical results are not necessarily indicative of results to be expected in the future. In conjunction with our formation on November 21, 2007, El Paso contributed to us 10 percent general partner interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso. On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG and, as a result, own a 58 percent general partner interest in CIG. We have the ability to control CIG’s operating and financial decisions and policies and accordingly have consolidated CIG and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. Prior to November 2007, our historical financial statements only reflect the operating results and financial position of WIC and CIG. We have recorded our share of SNG’s operating results as earnings from unconsolidated affiliates from the dates we received interests in SNG. The selected financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2009	2008	2007	2006	2005
		(In millions, except per unit amounts)
Operating Results Data:
Operating revenues	$537.6	$457.2	$418.1	$393.6	$373.9
Operating income	292.5	229.8	207.8	210.6	146.9
Earnings from unconsolidated affiliates(1)	53.4	32.9	4.1	0.4	—
Income from continuing operations	279.5	234.0	169.4	152.7	106.0
Net income	279.5	234.0	175.2	158.4	110.1
Net income attributable to El Paso Pipeline Partners, L.P.	213.5	171.6	127.9	119.0	79.6
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit-basic and diluted
Common units(2)	$1.64	$1.26	$0.11	$—	$—
Subordinated units(2)	1.56	1.12	0.11	—	—

Distributions declared per common unit(3)	$1.33	$1.01	$—	$—	$—

Financial Position Data:
Property, plant and equipment, net	$2,018.5	$1,908.1	$1,633.2	$1,347.0	$1,245.2
Investment in unconsolidated affiliates(1)	417.5	410.8	171.8	15.9	—
Total assets	2,668.2	2,675.8	2,585.8	2,310.9	2,135.3
Long-term debt and other financing obligations, less current maturities	1,357.6	1,357.3	1,037.7	608.2	708.6
Total partners’ capital	1,161.6	1,117.4	1,351.7	1,236.7	1,083.6

(1)	El Paso contributed to us 10 percent general partner interests in SNG on November 21, 2007. On September 30, 2008, we acquired an additional 15 percent general partner interest in SNG from El Paso, as further described in Item 8, Financial Statements and Supplementary Data, Note 2.

(2)	Earnings per unit in 2007 are based on income allocable to us subsequent to completion of our initial public offering.

(3)	In 2007, there were no distributions declared or paid per common unit.

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
     In November 2007, we completed an initial public offering of 28.8 million common units. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, an interstate natural gas system, as well as 10 percent general partner interests in each of El Paso’s SNG and CIG interstate natural gas pipeline systems. On July 24, 2009 and September 30, 2008, we acquired 18 percent and 30 percent general partner interests in CIG, respectively, from El Paso. Subsequent to the July 2009 acquisition, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Accordingly, we have consolidated CIG and retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. We have reflected El Paso’s 42 percent general partner interest in CIG as a non-controlling interest in our financial statements for all periods presented. The transaction was accounted for as a reorganization of entities under common control. We began recording earnings from unconsolidated affiliates from our 10 percent ownership interest in SNG from the date of its contribution in November 2007. Effective September 30, 2008, we acquired from El Paso an additional 15 percent general partner interest in SNG. We accounted for the acquisition of our additional equity interest in SNG prospectively beginning on September 30, 2008. For a further discussion of each of these acquisitions, see Item 8, Financial Statements and Supplementary Data, Note 2. Since our interest in SNG is not reflected for periods prior to November 2007, the historical results of operations and the period to period comparison of results may not be indicative of future results.
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
     Our Business. We are a Delaware limited partnership formed by El Paso (our general partner) to own and operate natural gas transportation and storage assets. We hold a 100 percent ownership interest in the approximately 800-mile WIC interstate natural gas pipeline system with a design capacity of approximately 3.3 Bcf/d and an average daily throughput in 2009 of 2,652 BBtu/d.
     We also own a 58 percent general partner interest in CIG and a 25 percent general partner interest in SNG whose operations are summarized below:
•	CIG. CIG is an interstate natural gas pipeline system with approximately 4,200 miles of pipeline with a design capacity of approximately 3.8 Bcf/d and an average daily throughput in 2009 of 2,299 BBtu/d. It has associated storage facilities with 35 Bcf of underground working natural gas storage capacity, which includes 6 Bcf of storage capacity from Totem Gas Storage associated with CIG’s 50 percent ownership interest in WYCO.

•	SNG. SNG is an interstate natural gas pipeline system with approximately 7,600 miles of pipeline with a design capacity of approximately 3.7 Bcf/d and an average daily throughput in 2009 of 2,322 BBtu/d. It has associated storage facilities with a total of approximately 60 Bcf of underground working natural gas storage capacity, which includes the storage capacity associated with a 50 percent ownership interest in Bear Creek, a joint venture with TGP, our affiliate.

     Each of these businesses faces varying degrees of competition from other existing and proposed pipelines and LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our revenues from transportation and storage services consist of the following types:

Type	Description	Percent of Total Revenues in 2009(1)
		WIC	CIG	SNG
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline systems and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	98	91	88

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn. We also earn revenues from other miscellaneous sources.	2	9	12

(1)	Excludes liquids transportation revenue, amounts associated with retained fuel, and, in the case of CIG, liquids revenue associated with CIG’s processing plants. The revenues described in this table constituted approximately 100%, 94% and 99% of WIC’s, CIG’s and SNG’s total revenues, respectively, earned during the year ended December 31, 2009.
     The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather. In January 2010, the FERC approved SNG’s settlement in which SNG (i) increased its base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 and no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013. CIG is required to file a new rate case to be effective no later than October 2011.
     Growth Projects. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of December 31, 2009, each of WIC, CIG and SNG have significant expansion projects in progress as described below:
     WIC. WIC expects to spend approximately $60 million on contracted organic growth projects from 2010 through 2014. Of this amount, we expect to spend approximately $47 million in 2010. These expenditures are related to the WIC Expansion project.
•	WIC Expansion. We estimate the total cost of this project will be approximately $71 million. Due to increased shipper commitments, WIC expanded the scope of this project to add a second compressor unit on the Kanda Lateral, which increased its capital cost from $55 million to $71 million. This portion of the project will add a 12,400 horsepower compressor station on the Kanda Lateral which will increase the Kanda Lateral capacity to 595 MDth/d. WIC filed an application with the FERC for certificate authorization to construct this portion of the project in July 2009, and the anticipated in-service date is November 2010. WIC also plans to install three miles of pipeline and reconfigure one compressor at its Wamsutter station which will provide 155 MDth/d natural gas deliveries from the WIC Mainline into a third-party pipeline and onto the Opal Hub and El Paso’s proposed Ruby Pipeline. WIC filed an application with the FERC for certificate authorization to construct this portion of the project in November 2009, and it is anticipated to be placed in service in the first quarter of 2011.

     CIG. CIG expects to spend approximately $110 million on contracted organic growth projects from 2010 through 2014. Of this amount, CIG expects to spend $86 million in 2010 primarily on its Raton 2010 expansion described below:
•	Raton 2010. The Raton 2010 expansion project will consist of approximately 118 miles of pipeline from the Raton Basin Wet Canyon Lateral to the south end of the Valley Line. This project will provide additional capacity of approximately 130 MMcf/d from the Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado. The estimated total cost of the project is $146 million. The estimated in-service date is December 2010. In September 2009, CIG filed an application for certificate authorization with the FERC for this project.
     SNG. SNG expects to spend approximately $403 million on contracted organic growth projects from 2010 through 2014. Of this amount, SNG expects to spend $249 million in 2010. Our share of SNG’s future expected capital expenditures is approximately $101 million. These expenditures are primarily related to the South System III and the Southeast Supply Header projects.
•	South System III. The South System III expansion project will expand SNG’s pipeline system in Mississippi, Alabama and Georgia by adding approximately 81 miles of pipeline looping and replacement on SNG’s south system and 17,310 horsepower of compression to serve an existing power generation facility owned by the Southern Company in the Atlanta, Georgia area that is being converted from coal fired to cleaner burning natural gas. This expansion project will be completed in three phases at a total estimated cost of $352 million, with each phase expected to add an additional 122 MMcf/d of capacity. In August 2009, we received certification of authorization from the FERC to construct this project. The project has estimated in-service dates of January 2011 for Phase I, June 2011 for Phase II and June 2012 for Phase III. SNG has entered into a precedent agreement with Southern Company Services as agent for its affiliated operating companies, Georgia Power Company, Alabama Power Company, Mississippi Power Company, Southern Power Company and Gulf Power Company to provide an incremental firm transportation service to such operating companies, commencing in phases beginning January 1, 2011, and ending May 31, 2032, which is 20 years after the estimated in-service date for Phase III.

•	Southeast Supply Header. SNG owns an undivided interest in the northern portion of the Southeast Supply Header project jointly owned by Spectra Energy Corp (Spectra) and CenterPoint Energy, which added a 115-mile supply line to the western portion of the SNG system. This project is expected to provide access through pipeline interconnects to several supply basins, including the Barnett Shale, Bossier Sands, Arkoma and Fayetteville Shale basins. The estimated cost to SNG for Phase II of this project is $69 million and is expected to provide SNG with an additional 350 MMcf/d of supply capacity. In August 2009, we received certification of authorization from the FERC to construct Phase II, which is anticipated to be placed in service in June 2011.

•	Cypress Phase III. During 2009, BG LNG Services (BG) informed SNG of its intent not to exercise their option to have SNG construct the Cypress Phase III expansion. However, BG has made alternative commitments to subscribe to certain other firm capacity on another of El Paso’s pipeline systems and to provide certain rate considerations on its existing transportation contract for Cypress Phases I and II.

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
     SNG. Similar to SNG’s South System III expansion project, SNG is pursuing various expansion projects to service increased natural-gas fired generation loads, either to meet increased electric loads or to convert existing coal or oil-fired power plants to natural gas usage.
     For a further discussion of the capital requirements of us and our unconsolidated affiliates, see Liquidity and Capital Resources.

Results of Operations
     Our management uses earnings before interest expense and income taxes from continuing operations (EBIT from continuing operations) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT from continuing operations is useful to our investors to provide them with the same measure used by El Paso to measure our performance. We define EBIT from continuing operations as net income adjusted for items such as (i) interest and debt expense, net, (ii) affiliated interest expense, net, (iii) income taxes, (iv) the impact of discontinued operations, and (v) net income attributable to noncontrolling interest so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT from continuing operations may not be comparable to measurements used by other companies. Additionally, EBIT from continuing operations should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows. Below is a reconciliation of our EBIT from continuing operations to net income, our throughput volumes and an analysis and discussion of our results for each of the three years ended December 31:

	2009	2008	2007
	(in millions, except volumes)
Operating revenues	$537.6	$457.2	$418.1
Operating expenses	(245.1)	(227.4)	(210.3)

Operating income	292.5	229.8	207.8
Earnings from unconsolidated affiliates	53.4	32.9	4.1
Other income, net	5.6	9.7	11.0

EBIT from continuing operations before noncontrolling interests	351.5	272.4	222.9
Net income attributable to noncontrolling interests	(66.0)	(62.4)	(47.3)

EBIT from continuing operations	285.5	210.0	175.6
Interest and debt expense, net	(73.7)	(61.6)	(51.1)
Affiliated interest income, net	1.7	23.2	41.7
Income tax expense	—	—	(44.1)
Discontinued operations, net of income taxes	—	—	5.8

Net income attributable to El Paso Pipeline Partners, L.P.	213.5	171.6	127.9
Net income attributable to noncontrolling interests	66.0	62.4	47.3

Net income	$279.5	$234.0	$175.2

Throughput volumes (BBtu/d) (1)	4,820	4,587	4,171

(1)	Throughput volumes are presented for WIC and CIG only.

	2009 to 2008				2008 to 2007
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
				Favorable/(Unfavorable)
				(In millions)
Transportation revenues	$(6.4)	$—	$—	$(6.4)	$7.2	$—	$—	$7.2
Expansions	90.1	(19.7)	(3.7)	66.7	32.3	(12.4)	2.1	22.0
Operational gas, revaluations and processing revenues	(2.0)	(5.0)	—	(7.0)	(0.7)	13.1	—	12.4
Operating and general and administrative expenses	—	0.9	—	0.9	—	(12.9)	—	(12.9)
Transportation expenses	—	(3.9)	—	(3.9)	—	(2.5)	—	(2.5)
Gain on sale of long-lived asset	—	7.8	—	7.8	—	—	—	—
Equity earnings from SNG	—	—	22.7	22.7	—	—	27.2	27.2
Net income attributable to noncontrolling interests	—	—	(3.6)	(3.6)	—	—	(15.1)	(15.1)
Other(1)	(1.3)	2.2	(2.6)	(1.7)	0.3	(2.4)	(1.8)	(3.9)

Total impact on EBIT from continuing operations	$80.4	$(17.7)	$12.8	$75.5	$39.1	$(17.1)	$12.4	$34.4

(1)	Consists of individually insignificant items.

     Transportation Revenues. For the year ended December 31, 2009, our EBIT from continuing operations decreased primarily as a result of decreased usage revenues on both CIG and WIC. For the year ended December 31, 2008, we experienced higher revenues as a result of increased demand for firm capacity on WIC’s mainline system and for CIG’s off-system capacity.
     Expansions. Our EBIT from continuing operations increased during the years ended December 31, 2009 and 2008 due to expansion projects placed into service, as follows:

	2009 to 2008	2008 to 2007
	(In millions)
CIG
High Plains pipeline	$28.0	$7.7
Totem Gas Storage	14.4	1.1
Other	4.0	—
WIC
Piceance lateral	9.9	4.4
Medicine Bow lateral	9.3	1.7
Kanda Lateral	1.1	7.1

Total impact on EBIT from continuing operations	$66.7	$22.0

     Operational Gas, Revaluations and Processing Revenues. Our EBIT from continuing operations from operational gas, revaluations, and processing revenues was lower during the year ended December 31, 2009 compared with the same period in 2008. CIG processing revenues were lower during the year ended December 31, 2009 compared with the same period in 2008, primarily due to an unfavorable price change for natural gas liquids. This impact, however, was largely offset by favorable prices for gas consumed in processing these liquids and regulatory-related cost tracking compared with the same period in 2008. In addition, WIC recorded a cost and revenue tracker adjustment in 2009, resulting in lower EBIT from continuing operations for the period.
     During 2008, CIG and WIC implemented FERC-approved fuel and related gas cost recovery mechanisms, subject to the outcome of technical conferences. In 2008, we recorded a net favorable fuel cost and revenue tracker estimated adjustment to reflect the effect of CIG’s order on its current fuel recovery filing period. During the first quarter of 2008, prior to the implementation of WIC’s fuel and related gas cost recovery mechanism, we also benefited from increasing natural gas prices on fuel and related gas balance items owed to WIC from shippers and other interconnecting pipelines. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, directing us to remove the cost and revenue components from our fuel recovery mechanisms. Due to these orders, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, their settlement, and other gas balance related items. We continue to explore options to minimize the price volatility associated with these operational activities. Our tariffs continue to provide that the difference between the quantity of fuel retained and fuel used in operations and lost and unaccounted for will be flowed-through or charged to shippers. These fuel trackers remove the impact of over or under collecting fuel and lost and unaccounted for from our operational gas costs. For a further discussion of CIG and WIC fuel recovery mechanisms, see Item 8, Financial Statements and Supplementary Data, Note 8.
     Operating and General and Administrative Expenses. For the year ended December 31, 2009, our operating and general and administrative expense decreased primarily as a result of lower field repair and maintenance expenses, partially offset by higher benefit costs. For the year ended December 31, 2008, our operating and general and administrative expense increased primarily due to higher general and administrative costs for the transaction fees associated with the acquisition of additional interests in SNG and CIG and as a result of being a publicly traded limited partnership. Operating and general and administrative expenses also increased due to higher allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company, our affiliates, associated with shared pipeline services.

     Transportation Expenses. For the years ended December 31, 2009 and 2008 we experienced higher expenses as a result of increased third party capacity commitments.
     Gain on Sale of Long-Lived Asset. In the fourth quarter of 2009, we recorded a gain of $7.8 million related to the sale of CIG’s Natural Buttes compressor station and gas processing plant. For a further discussion of the sale of Natural Buttes, see Item 8, Financial Statements and Supplementary Data, Note 2.
     Earnings from SNG. We recorded equity earnings from SNG of $52.5 million and $29.8 million for the years ended December 31, 2009 and 2008. We began recording equity earnings from our 10 percent general partner interests in SNG on November 21, 2007, the date these interests were contributed to us from El Paso in connection with our initial public offering. We began recording equity earnings on our additional 15 percent general partner interest in SNG on September 30, 2008, the date we acquired these additional interests from El Paso.
     In January 2010, the FERC approved SNG’s settlement in which SNG (i) increased its base tariff rates effective September 1, 2009 (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 and no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013.
     Net Income Attributable to Noncontrolling Interests. We have reflected El Paso’s 42 percent interest in CIG as noncontrolling interest in our financial statements in all periods presented. For the year ended December 31, 2009, our net income attributable to noncontrolling interest increased due to an increase in CIG’s net income primarily related to additional revenue generated by CIG from its High Plains pipeline and Totem Gas Storage expansion projects, offset in part by increased interest and debt expense due to CIG’s financing obligations to WYCO and lower affiliated interest income received from El Paso. During the year ended December 31, 2008, our net income attributable to noncontrolling interests increased as compared to the same period in 2007 due to an increase in CIG’s net income primarily related to the fact that CIG was no longer subject to income taxes following its conversion into a partnership on November 1, 2007, as well as the completion of its High Plains pipeline expansion.
Interest and Debt Expense
     For the year ended December 31, 2009, interest and debt expense was $12.1 million higher than in 2008 primarily due to an increase in average balances outstanding under our credit facility, the financing obligations to WYCO (see Item 8, Financial Statements and Supplementary Data, Note 6), and the issuance of $175.0 million of senior unsecured notes and a $10.0 million note payable to El Paso issued in September 2008 in conjunction with the acquisition of additional interests in CIG and SNG. The $175.0 million of senior unsecured notes had an average interest rate of 7.2% in 2009. These increases were partially offset by lower average interest rates on our credit facility borrowings and by CIG’s repurchase of $100 million of its senior notes in June 2008.
     During 2008, our interest and debt expense increased $10.5 million primarily due to amounts borrowed under our credit facility entered into in November 2007. Also contributing to the increase were the $175.0 million of senior unsecured notes and a $10.0 million note payable issued in September 2008 as discussed above. The $175.0 million of senior unsecured notes had an average interest rate of 7.8% in 2008. These increases were partially offset by lower average debt balances at CIG, primarily due to CIG’s repurchase of $100 million of its senior notes in June 2008. For a further discussion of our long-term financing obligations, see Item 8, Financial Statements and Supplementary Data, Note 6. The following table shows the average balance outstanding and the average interest rates under our credit facility for the years ended December 31, 2009 and 2008:

	2009	2008
	(In millions, except for rates)
Average credit facility balance outstanding	$565	$517
Average interest rate on credit facility borrowings	0.8%	3.3%

Affiliated Interest Income, Net
     Prior to our acquisition of additional interests in CIG in July 2009, CIG participated in El Paso’s cash management program. In conjunction with our acquisition, CIG terminated its participation in El Paso’s cash management program and converted its note receivable with El Paso under its cash management program into a demand note receivable. Prior to our initial public offering, WIC also participated in El Paso’s cash management program. In 2007, WIC repaid the outstanding balance and is no longer a participant in El Paso’s cash management program. Affiliated interest income decreased $21.5 million for the year ended December 31, 2009 as compared to 2008 and decreased $18.5 million for the year ended December 31, 2008 as compared to 2007 primarily due to lower average advances due from El Paso and lower short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the years ended December 31:

	2009	2008	2007
	(In millions, except for rates)
Average advance due from El Paso	$138	$540	$684
Average short-term interest rate	1.7%	4.4%	6.2%
Income Taxes
     Effective November 1, 2007, CIG no longer pays income taxes as a result of its conversion into a partnership. Our effective tax rate of 21 percent for the years ended December 31, 2007 was lower than the statutory rate of 35 percent due to income associated with nontaxable entities, partially offset by the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 13.

Distributable Cash Flow
     We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, and other income and expenses, net, which primarily includes a non-cash allowance for equity funds used during construction (“AFUDC equity”) and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) interest and debt expense, net of interest income, (ii) affiliated interest income, net of affiliated interest expense, (iii) depreciation and amortization expense, (iv) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (v) earnings from unconsolidated affiliates, and (vi) CIG’s declared distributions to El Paso.
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
     Neither Distributable Cash Flow nor Adjusted EBITDA should be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with U.S. generally accepted accounting principles (GAAP). These non-GAAP measures both exclude some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, Distributable Cash Flow and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period, nor do they equate to Available Cash as defined in our partnership agreement.
     Our distributable cash flow was $241.2 million and $147.7 million for the years ended December 31, 2009 and 2008. The increase in distributable cash flow in 2009 was due primarily to higher expansion revenues and our increased ownership interest in CIG and SNG. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the years ended December 31, 2009 and 2008:
Reconciliation of Distributable Cash Flow to Net Income.

	Year Ended December 31,
	2009	2008
	(In millions)
Net income	$279.5	$234.0
Net income attributable to noncontrolling interests	(66.0)	(62.4)

Net income attributable to El Paso Pipeline Partners, L.P.	213.5	171.6
Add: Interest and debt expense, net	73.7	61.6
Less: Affiliated interest income, net	(1.7)	(23.2)

EBIT from continuing operations (1)	285.5	210.0
Add:
Depreciation and amortization	67.0	58.6
Distributions declared by unconsolidated affiliates	58.4	32.9
Net income attributable to noncontrolling interests	66.0	62.4
Less:
Earnings from unconsolidated affiliates	(53.4)	(32.9)
CIG declared distributions to El Paso (2)	(68.1)	(101.6)

Adjusted EBITDA	355.4	229.4

Less:
Cash interest expense, net	(71.3)	(41.2)
Maintenance capital expenditures	(25.8)	(27.4)
Other, net (3)	(17.1)	(13.1)

Distributable Cash Flow	$241.2	$147.7

(1)	For a further discussion of our use of EBIT from continuing operations, see Results of Operations.

(2)	CIG declared distributions to El Paso include distributions of pre-acquisition earnings at El Paso’s historical ownership interest levels of $7.2 million and $44.2 million for the years ended December 31, 2009 and 2008.

(3)	Includes certain non-cash items such as AFUDC equity and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Year Ended December 31,
	2009	2008
	(In millions)
Net cash provided by operating activities	$347.0	$247.9
Interest and debt expense, net	73.7	61.6
Affiliated interest income, net	(1.7)	(23.2)
CIG declared distributions to El Paso (1)	(68.1)	(101.6)
Changes in working capital and other	4.5	44.7

Adjusted EBITDA	355.4	229.4

Less:
Cash interest expense, net	(71.3)	(41.2)
Maintenance capital expenditures	(25.8)	(27.4)
Other, net (2)	(17.1)	(13.1)

Distributable Cash Flow	$241.2	$147.7

(1)	CIG declared distributions to El Paso include distributions of pre-acquisition earnings at El Paso’s historical ownership interest levels of $7.2 million and $44.2 million for the years ended December 31, 2009 and 2008.

(2)	Includes certain non-cash items such as AFUDC equity and other items.
Liquidity and Capital Resources
     Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy any indebtedness obligations, will depend on our ability to generate cash in the future and our ability to access the capital markets. Our ability to generate cash and our ability to access the capital markets is subject to a number of factors, some of which are beyond our control as discussed below.
     Our sources of liquidity include cash generated from our operations, quarterly cash distributions received from SNG, notes receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. As of December 31, 2009, our remaining availability under the credit facility was approximately $215 million. As part of our determination of available capacity under our credit agreements, we completed an assessment of the available lenders under the credit facility. This assessment is based upon the fact that one of our lenders has failed to fund previous requests under this facility and has filed for bankruptcy. Based on this assessment as of December 31, 2009, our available capacity noted above was reduced to reflect the potential exposure to a loss of available capacity of approximately $15 million assuming this lender continues to fail to fund the facility.
     At December 31, 2009, we had notes receivable from El Paso of approximately $93.2 million which was classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.
     Although recent financial market conditions have shown signs of improvement, continued volatility in 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Prolonged restricted access to the financial markets could impact our ability to grow our distributable cash flow through acquisitions. However, we believe that cash flows from operating activities, including the cash distributions received from SNG, availability under our credit facility and our note receivables from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for the foreseeable future. Additionally, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base at WIC, CIG, and SNG that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas. For further detail on our operations including risk factors including adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see Part 1, Item 1A, Risk Factors.

     SNG, our investee, participates in El Paso’s cash management program and is required to make quarterly distributions of its available cash to its partners, including us. As of December 31, 2009, SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from its partners (including us), if necessary. SNG’s uses of cash primarily include capital expenditures, debt service, and required quarterly distributions to partners.
     Overview of Cash Flow Activities. Our cash flows for the year ended December 31, 2009 are summarized as follows:

2009
(In millions)
Cash Flow from Operations
Net income	$279.5
Non-cash income adjustments	42.3
Change in other assets and liabilities	25.2

Total cash flow from operations	$347.0

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$105.8
Proceeds from sale of assets	10.1
Returns of capital on investment in unconsolidated affiliates	2.4

Financing activities
Net proceeds from issuance of common and general partner units	216.4

Total other cash inflows	$334.7

Cash Outflows
Investing activities
Capital expenditures	$(154.0)
Cash paid to acquire additional interests in CIG	(143.2)
Other	(0.5)

Financing activities
Payments on borrowings under credit facility	(64.9)
Payments to retire long-term debt, including capital lease obligations	(4.1)
Cash distributions to unitholders and general partner	(161.5)
Cash distributions to El Paso	(75.7)
Excess of cash paid for CIG interests over contributed book value	(71.3)

Total cash outflows	$(675.2)

Net change in cash and cash equivalents	$6.5

     For the year ended December 31, 2009, we generated cash flow from operations of $347.0 million compared with $247.9 million in the same period in 2008. Our operating cash flow in 2009 increased primarily due to higher expansion revenue related to our High Plains pipeline, Totem Gas Storage, Piceance lateral and Medicine Bow expansion projects, increased distributions from the acquisition of additional ownership interest in SNG in September 2008 and changes in working capital. We also generated $216.4 million in net proceeds from the issuance of additional common and general partner units, $214.5 million of which was used to acquire an additional 18 percent general partner interest in CIG from El Paso. For a further discussion of this acquisition, see Item 8, Financial Statements and Supplementary Data, Note 2.
     During 2009, we utilized our cash inflows to pay distributions, including CIG’s distribution to El Paso of its share of available cash (see Item 8, Financial Statements and Supplementary Data, Note 12), to fund maintenance and growth projects as further noted below, to make payments to retire certain long term debt and to acquire additional interests in CIG.

     As of December 31, 2009, our cash capital expenditures for the year ended December 31, 2009 and those planned for 2010 were as follows:

		Expected
	2009	2010
	(In millions)
Maintenance	$25.8	$37
Expansion	128.2	146

Total	$154.0	$183

     Our expected 2010 expansion capital expenditures include amounts primarily related to our WIC Expansion and Raton 2010 growth projects. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our note receivable from El Paso.
Unconsolidated Affiliates
     Capital Requirements. SNG’s source of cash primarily includes cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from its partners (including us), if necessary. SNG’s uses of cash primarily includes capital expenditures, debt service, and distributions to partners. The balance of the notes receivable under El Paso’s cash management programs was approximately $154 million for SNG as of December 31, 2009. For 2010, we anticipate SNG will utilize amounts recovered from its notes receivable with El Paso, together with capital contributions from its partners, including us, to fund its capital investment needs. We estimate that we will be required to make capital contributions to SNG of approximately $40 million during 2010. As of December 31, 2009, SNG’s capital expenditures, including committed projects, and other projects, for the year ended December 31, 2009 and those planned for 2010 were as follows:

		Anticipated
	2009	2010
	(In millions)
SNG
Maintenance	$60.2	$95
Expansion/Other	83.7	249
Hurricanes	(6.5)	—

Total	$137.4	$344

Commitments and Contingencies
     Climate Change and Energy Legislation and Regulation. There are various legislative and regulatory measures relating to climate change and energy policies that have been proposed and, if enacted, will likely impact our business.
     Climate Change Legislation and Regulation. Measures to address climate change and GHG emissions are in various phases of discussions or implementation at international, federal, regional and state levels. Over 50 countries, including the US, have submitted formal pledges to cut or limit their emissions in response to the United Nation-sponsored Copenhagen Accord. It is reasonably likely that federal legislation requiring GHG controls will be enacted within the next few years in the United States. Although it is uncertain what legislation will ultimately be enacted, it is our belief that cap-and-trade or other market-based legislation that sets a price on carbon emissions will increase demand for natural gas, particularly in the power sector. We believe this increased demand will occur due to substantially less carbon emissions associated with the use of natural gas compared with alternative fuel sources for power generation, including coal and oil-fired power generation. However, the actual impact on demand will depend on the legislative provisions that are ultimately adopted, including the level of emission caps, allowances granted, offset programs established, cost of emission credits and incentives provided to other fossil fuels and lower carbon technologies like nuclear, carbon capture sequestration and renewable energy sources.
     It is also reasonably likely that any federal legislation that is enacted would increase our cost of environmental compliance by requiring us to install additional equipment to reduce carbon emissions from our larger facilities as well as to potentially purchase emission allowances. Based on 2008 operational data we reported to the California Climate Action Registry (CCAR) that our operations in the United States, which include our 58 percent interest in CIG and 25 percent interest in SNG, emitted approximately 1.4 million tonnes of carbon dioxide equivalent emissions during 2008. We believe that approximately 1.3 million tonnes of the GHG emissions that we reported to CCAR would be subject to regulations under the climate change legislation that passed in the U.S. House of Representatives in June 2009. Of these amounts that would be subject to regulation, we believe that approximately 44 percent would be subject to the cap-and-trade rules contained in the proposed legislation and the remainder would be subject to performance standards. As proposed by the House, the portion of our GHG emissions that would be subject to cap-and-trade rules could require us to purchase allowances or offset credits and the portion of our GHG emissions that would be subject to performance standards could require us to install additional equipment or initiate new work practice standards to reduce emission levels at many of our facilities. The costs of purchasing emission allowances or offset credits and installing additional equipment or changing work practices would likely be material. Increases in costs of our suppliers to comply with such cap-and-trade rules and performance standards could also materially increase our costs of operations. Although we believe that many of these costs should be recoverable in the rates we charge our customers, recovery is still uncertain at this time. A climate change bill was also voted upon favorably by the Senate Committee on Energy and Public Works (the Committee) in November 2009 and has been ordered to be reported out of the Committee. Any final bill passed out of the U.S. Senate will likely see further substantial changes and we cannot yet predict the form it may take, the timing of when any legislation will be enacted or implemented, or how it may impact our operations if ultimately enacted.
     The EPA finalized regulations to monitor and report GHG emissions on an annual basis. The EPA also proposed new regulations to regulate GHGs under the Clean Air Act, which the EPA has indicated could be finalized as early as March 2010. The effective date and substantive requirements of any EPA final rule is subject to interpretation and possible legal challenges. In addition, it is uncertain whether federal legislation might be enacted that either delays the implementation of any climate change regulations of the EPA or adopts a different statutory structure for regulating GHGs than is provided for pursuant to the Clean Air Act. Therefore, the potential impact on our operations and construction projects remains uncertain.

     In addition, in March 2009, the EPA proposed a rule impacting emissions from reciprocating internal combustion engines, which would require us to install emission controls on our pipeline systems. It is expected that the rule will be finalized in August 2010. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we would expect that we would commence incurring expenditures in late 2010, with the majority of the work and expenditures incurred in 2011 and 2012. If the regulations are adopted as proposed, we would expect to incur approximately $16 million in capital expenditures over the period from 2010 to 2013.
     Legislative and regulatory efforts are underway in various states and regions. These rules once finalized may impose additional costs on our operations and permitting our facilities, which could include costs to purchase offset credits or emission allowances, to retrofit or install equipment or to change existing work practice standards. In addition, various lawsuits have been filed seeking to force further regulation of GHG emissions, as well as to require specific companies to reduce GHG emissions from their operations. Enactment of additional regulations by the federal or state governments, as well as lawsuits, could result in delays and have negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities, could impact our costs of operations, as well as require us to install new equipment to control emissions from our facilities, the costs of which would likely be material.
     Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” These proposals would establish renewable energy and efficiency standards at both the federal and state level, some of which would require a material increase in renewable sources, such as wind and solar power generation, over the next several decades. There have also been proposals to increase the development of nuclear power and commercialize carbon capture and sequestration especially at coal fired facilities. Other proposals would establish incentives for energy efficiency and conservation. Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could negatively impact natural gas demand over the longer term.
Off-Balance Sheet Arrangements
     For a further discussion of our off-balance sheet arrangements, see Item 8, Financial Statements and Supplementary Data, Note 12.

Contractual Obligations
     We are party to various contractual obligations, a portion of which are reflected in our financial statements, such as long-term debt and our capital lease. Other obligations, such as capital commitments and demand charges under transportation commitments, are not reflected on our balance sheet. The following table and discussion that follows summarizes our contractual cash obligations as of December 31, 2009 for each of the periods presented:

	Due in	Due in	Due in
	Less Than	1-3	3-5
Contractual Obligations	1 Year	Years	Years	Thereafter	Total
			(in millions)
Long-term financing obligations
Principal	$5.0	$627.0	$98.0	$632.6	$1,362.6
Interest	76.6	147.4	121.1	560.7	905.8
Other contractual liabilities	1.8	4.0	0.9	3.6	10.3
Operating leases	2.2	4.6	4.8	0.6	12.2
Other contractual commitments and purchase obligations
Transportation and storage	21.1	51.0	51.8	52.7	176.6
Other	35.4	3.5	—	—	38.9

Total	$142.1	$837.5	$276.6	$1,250.2	$2,506.4

     Long-term Financing Obligations (Principal and Interest). Long-term financing obligations represent stated maturities. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rates for fixed rate debt, (ii) current market interest rates and the contractual credit spread for our variable rate debt. Included in these amounts are payments related to the financing obligations of CIG for the construction of WYCO’s High Plains Pipeline and Totem Gas Storage facility. CIG makes monthly interest payments on these obligations that are based on 50 percent of the operating results of the High Plains Pipeline and Totem Gas Storage facility. Also included in these amounts is a compressor station under a capital lease from an affiliate of CIG, WYCO. The compressor station lease expires November 2029. For a further discussion of our long-term financing and capital lease obligations see Financial Statements and Supplementary Data, Note 6.
     Other contractual liabilities. Included in this amount are environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we perform remediation activities. These liabilities are included in other current and non-current liabilities in our balance sheet.
     Operating Leases. For a further discussion of these obligations, see Financial Statements and Supplementary Data, Note 8.
     Other Contractual Commitments and Purchase Obligations. Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included are the following:
•	Transportation and Storage Commitments. Included in these commitments are agreements for capacity on third party pipeline systems and storage capacity from an affiliate.
•	Other Commitments. Included in these amounts are commitments for construction contracts and purchase obligations. We exclude asset retirement obligations and reserves for litigation and environmental remediation, other than those disclosed above, when these liabilities are not contractually fixed as to timing and amount. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Critical Accounting Policies and Estimates
     The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as, of our current accounting policies, its application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material impact on our results of operations, partners’ capital or cash flows. For additional information concerning our other accounting policies, please read the notes to the financial statements included in Item 8, Financial Statements and Supplementary Data, Note 1
     Cost-Based Regulation. We account for our regulated operations in accordance with current Financial Accounting Standards Board (FASB) accounting standards for rate-regulated operations. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery or if regulatory liabilities are probable of being refunded to our customers by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We periodically evaluate the applicability of this standard, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.
     Accounting for Environmental Reserves. We accrue environmental reserves when our assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Estimates of our liabilities are based on an evaluation of potential outcomes, currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of societal and economic factors, estimates of associated onsite, offsite and groundwater technical studies and legal costs. Actual results may differ from our estimates, and our estimates can be, and often are, revised in the future, either negatively or positively, depending upon actual outcomes or changes in expectations based on the facts surrounding each matter.
     As of December 31, 2009, we had accrued approximately $11 million for environmental matters related to CIG and its subsidiaries. Our environmental estimates range from approximately $11 million to approximately $35 million and the amounts we have accrued represent a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($3 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($8 million to $32 million) and the lower end of the expected range has been accrued.
     Accounting for Other Postretirement Benefits. We reflect an asset or liability for CIG’s postretirement benefit plan based on its over funded or under funded status. As of December 31, 2009, CIG’s postretirement benefit plan was over funded by $8.6 million. CIG’s postretirement benefit obligation and net benefit costs are primarily based on actuarial calculations. Various assumptions are used in performing these calculations, including those related to the return that CIG’s plan assets are expected to return, the estimated cost of health care when benefits are provided under CIG’s plan and other factors. A significant assumption utilized is the discount rate used in calculating CIG’s benefit obligation. The discount rate is selected by matching the timing and amount of CIG’s expected future benefit payments for CIG’s postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.
     Actual results may differ from the assumptions included in these calculations, and as a result, estimates associated with CIG’s postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on CIG’s related benefit obligation, along with changes to CIG’s plan and other items, are deferred and recorded as either a regulatory asset or liability. A one percent change in the primary assumptions would not have a material impact on CIG’s funded status or net postretirement benefit cost.

New Accounting Pronouncements Issued But Not Yet Adopted
     See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.
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

	December 31, 2009								December 31, 2008
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair	Carrying	Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value	Amounts	Value
					(In millions)
Long-term debt and other financing obligations, including current portion — fixed rate	$5.0	$42.0	$20.0	$93.0	$5.0	$632.6	$797.6	$845.6	$731.0	$638.1
Average interest rate	14.5%	8.6%	9.6%	8.3%	14.5%	8.7%
Long-term debt and other financing obligations, including current portion — variable rate	$—	$—	$565.0	$—	$—	$—	$565.0	$529.1	$629.9	$488.2
Average interest rate			1.4%

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
     Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited the accompanying consolidated balance sheets of El Paso Pipeline Partners, L.P. (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Pipeline Partners, L.P. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Partnership adopted the provisions of an accounting standard update related to measurement date and changed the measurement date of its postretirement benefit plan.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), El Paso Pipeline Partners, L.P.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited El Paso Pipeline Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). El Paso Pipeline Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, El Paso Pipeline Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of El Paso Pipeline Partners, L.P. as of December 31, 2009 and 2008, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009 of El Paso Pipeline Partners, L.P. and our report dated February 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2010

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)

	Year Ended December 31,
	2009	2008	2007
Operating revenues	$537.6	$457.2	$418.1
Operating expenses
Operation and maintenance	154.4	147.2	144.2
Depreciation and amortization	67.0	58.6	46.7
Taxes, other than income taxes	23.7	21.6	19.4

	245.1	227.4	210.3

Operating income	292.5	229.8	207.8
Earnings from unconsolidated affiliates	53.4	32.9	4.1
Other income, net	5.6	9.7	11.0
Interest and debt expense, net	(73.7)	(61.6)	(51.1)
Affiliated interest income, net	1.7	23.2	41.7

Income before income taxes	279.5	234.0	213.5
Income tax expense	—	—	44.1

Income from continuing operations	279.5	234.0	169.4
Discontinued operations, net of income taxes	—	—	5.8

Net income	279.5	234.0	175.2
Net income attributable to noncontrolling interest	(66.0)	(62.4)	(47.3)

Net income attributable to El Paso Pipeline Partners, L.P.	$213.5	$171.6	$127.9

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit —
Basic and Diluted:
Common units	$1.64	$1.26	$0.11
Subordinated units	$1.56	$1.12	$0.11
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions, except units)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$17.4	$10.9
Accounts receivable
Customer, net of allowance of $0.5 in 2008	14.2	22.0
Affiliates	114.5	138.2
Other	0.7	3.1
Materials and supplies	11.2	8.2
Regulatory assets	4.2	28.4
Other	3.8	3.7

Total current assets	166.0	214.5

Property, plant and equipment, at cost	2,672.2	2,542.5
Less accumulated depreciation and amortization	653.7	634.4

Total property, plant and equipment, net	2,018.5	1,908.1

Other assets
Investment in unconsolidated affiliates	417.5	410.8
Note receivable from affiliates	—	75.9
Other	66.2	66.5

	483.7	553.2

Total assets	$2,668.2	$2,675.8

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$7.3	$17.5
Affiliates	26.9	10.2
Other	15.6	34.4
Taxes payable	16.1	11.9
Accrued interest	6.7	10.6
Regulatory liabilities	14.7	29.2
Contractual deposits	8.7	9.7
Deferred credits	6.3	0.8
Other	7.3	8.8

Total current liabilities	109.6	133.1

Other liabilities
Long-term debt and other financing obligations, less current maturities	1,357.6	1,357.3
Other liabilities	39.4	68.0

	1,397.0	1,425.3

Commitments and contingencies (Note 8)
Partners’ capital
El Paso Pipeline Partners L.P. partners’ capital
Common units (97,622,247 and 84,970,498 units issued and outstanding at December 31, 2009 and 2008)	1,304.6	1,064.8
Subordinated units (27,727,411 units issued and outstanding at December 31, 2009 and 2008)	297.4	289.4
General partner units (2,558,028 and 2,299,526 units issued and outstanding at December 31, 2009 and 2008)	(783.8)	(574.9)

Total El Paso Pipeline Partners L.P. partners’ capital	818.2	779.3
Noncontrolling interests	343.4	338.1

Total partners’ capital	1,161.6	1,117.4

Total liabilities and partners’ capital	$2,668.2	$2,675.8

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
	(In millions)
Cash flows from operating activities
Net income	$279.5	$234.0	$175.2
Less: income from discontinued operations, net of income taxes	—	—	5.8

Income from continuing operations	279.5	234.0	169.4
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	67.0	58.6	46.7
Earnings from unconsolidated affiliates, adjusted for cash distributions	(9.6)	(9.8)	(4.1)
Deferred income taxes	—	—	7.7
Other non-cash income items	(15.1)	(9.3)	(7.0)
Asset and liability changes
Accounts receivable	3.9	(7.7)	3.5
Accounts payable	4.4	1.6	6.4
Taxes payable	—	—	(56.4)
Regulatory assets	25.0	(26.7)	1.4
Regulatory liabilities	(11.0)	12.3	23.3
Non-current liabilities	(0.9)	3.3	(199.8)
Other, net	3.8	(8.4)	(0.1)

Cash provided by (used in) continuing activities	347.0	247.9	(9.0)
Cash provided by discontinued activities	—	—	3.3

Net cash provided by (used in) operating activities	347.0	247.9	(5.7)

Cash flows from investing activities
Capital expenditures	(154.0)	(218.4)	(268.6)
Cash paid to acquire additional interests in CIG and SNG	(143.2)	(254.3)	—
Proceeds from sale of assets	10.1	—	—
Returns of capital on investment in unconsolidated affiliates	2.4	6.9	—
Net change in notes receivable from affiliates	105.8	193.2	160.2
Other	(0.5)	1.4	0.2

Net cash used in investing activities	(179.4)	(271.2)	(108.2)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	216.4	15.0	537.2
Net proceeds from (payments on) borrowings under credit facility	(64.9)	129.9	453.9
Net proceeds from issuance of long-term debt	—	174.0	—
Payments to retire long-term debt, including capital lease obligations	(4.1)	(104.0)	(128.5)
Cash distributions to unitholders and general partner	(161.5)	(96.1)	—
Cash distributions to El Paso	(75.7)	(89.3)	(747.8)
Excess of cash paid for CIG interests over contributed book value	(71.3)	—	—
Contribution from parent	—	—	7.1

Cash provided by (used in) financing activities	(161.1)	29.5	121.9
Cash used in discontinued activities	—	—	(3.3)

Net cash provided by (used in) financing activities	(161.1)	29.5	118.6

Net change in cash and cash equivalents	6.5	6.2	4.7
Cash and cash equivalents
Beginning of period	10.9	4.7	—

End of period	$17.4	$10.9	$4.7

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In millions, except units)

	Predecessor	El Paso Pipeline Partners, L.P. Partners’ Capital					Total
	Partners’	Limited Partners		General		Noncontrolling	Partners’
	Capital	Common	Subordinated	Partner	Total	Interests	Capital
Balance at December 31, 2006	$854.6	$—	$—	$—	$—	$382.1	$1,236.7

Net income	108.0			—	—	38.6	146.6
Reclassification to regulatory liabilities (Note 9)	(2.9)	—	—	—	—	(2.1)	(5.0)

Balance at November 20, 2007	959.7	—	—	—	—	418.6	1,378.3

Contribution of interests in CIG and SNG	253.7	—	—	—	—	—	253.7
Elimination of CIG additional acquired interest from historical capital	(102.2)	—	—	—	—	—	(102.2)
Distribution to noncontrolling interests	(18.6)	—	—	—	—	18.6	—
Distribution of discontinued operations	(3.4)	—	—	—	—	(2.4)	(5.8)
Contributions	5.8	—	—	—	—	4.2	10.0
Cash distributions to El Paso	(11.4)	—	—	—	—	—	(11.4)
Conversion to El Paso Pipeline Partners, L.P.	(1,083.6)	288.1	280.9	514.6	1,083.6	—	—
Issuance of common units, net of issuance costs	—	537.2	—	—	537.2	—	537.2
Net income	—	6.5	3.2	10.2	19.9	8.7	28.6
Cash distributions to El Paso	—	—	—	(736.4)	(736.4)	—	(736.4)
Other	—	—	—	0.3	0.3	(0.6)	(0.3)

Balance at December 31, 2007	—	831.8	284.1	(211.3)	904.6	447.1	1,351.7

Net income	—	78.9	33.3	59.4	171.6	62.4	234.0
Issuance of common units, net of issuance costs	—	15.0	—	—	15.0	—	15.0
Cash distributions to unitholders and general partner	—	(66.1)	(28.0)	(2.0)	(96.1)	—	(96.1)
Cash distributions to El Paso	—	—	—	(43.7)	(43.7)	(45.6)	(89.3)
Non-cash distribution to El Paso	—	—	—	(144.1)	(144.1)	(125.9)	(270.0)
Excess of contributed book value of CIG and SNG over cash paid	—	205.2	—	4.5	209.7	—	209.7
Elimination of CIG additional acquired interest from historical capital	—	—	—	(237.9)	(237.9)	—	(237.9)
Other	—	—	—	0.2	0.2	0.1	0.3

Balance at December 31, 2008	—	1,064.8	289.4	(574.9)	779.3	338.1	1,117.4

Net income	—	149.1	44.8	19.6	213.5	66.0	279.5
Issuance of common and general partner units, net of issuance costs	—	211.9	—	4.5	216.4	—	216.4
Cash distributions to unitholders and general partner	—	(121.2)	(36.7)	(3.6)	(161.5)	—	(161.5)
Cash distributions to El Paso	—	—	—	(15.0)	(15.0)	(60.7)	(75.7)
Cash paid to general partner to acquire additional interest in CIG	—	—	—	(214.5)	(214.5)	—	(214.5)
Other	—	—	(0.1)	0.1	—	—	—

Balance at December 31, 2009	$—	$1,304.6	$297.4	$(783.8)	$818.2	$343.4	$1,161.6

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Organization
     We are a publicly-traded partnership. El Paso Corporation (El Paso) owned a 65 percent limited partner interest and a two percent general partner interest in us as of December 31, 2009. We own a 100 percent ownership interest in Wyoming Interstate Company, Ltd. (WIC), an interstate natural gas system. In November 2007, El Paso contributed to us, at their historical cost, 10 percent general partner interests in each of Colorado Interstate Gas Company (CIG) and Southern Natural Gas Company (SNG) which consist of interstate natural gas pipeline systems and related storage facilities. In connection with our initial public offering, we issued 28.8 million common units to the public for approximately $537 million, net of issuance costs and expenses. We used the net proceeds from the common unit offering, together with proceeds of approximately $425 million borrowed under our revolving credit facility (Note 6), to primarily repay notes payable to El Paso of $225 million and distribute $737 million to El Paso, in part to reimburse El Paso for capital expenditures incurred prior to our initial public offering related to the assets contributed to us.
     On September 30, 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG. The acquisition increased our interest in CIG to 40 percent and our interest in SNG to 25 percent. El Paso operates these systems and owns the remaining general partner interests in CIG and SNG. For a further discussion of this acquisition, see Note 2.
     On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214.5 million. Subsequent to the acquisition, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Accordingly, we have consolidated CIG and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. El Paso owns the remaining 42 percent interest in CIG which is reflected as a noncontrolling interest. For a further discussion of this acquisition, see Note 2.
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements are prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate WIC and CIG based on our ability to control their operating and financial decisions and policies. Both the contribution of CIG and SNG interests in conjunction with the initial public offering and our acquisitions of additional interests were recorded at their historical cost since the transactions were between entities under common control. For a further discussion of our acquisitions, see Note 2.
     We account for our investment in SNG using the equity method of accounting based on our ability to exert significant influence over, but not control, SNG. We reflect our proportionate share of the operating results of SNG as earnings from unconsolidated affiliates in our financial statements. Earnings from unconsolidated affiliates includes our 10 percent ownership in SNG from the date of its contribution to us on November 21, 2007 through September 30, 2008, and our 25 percent ownership in SNG beginning on the date of our acquisition of additional interests on September 30, 2008.

     We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. Where we are unable to exert significant influence over the entity, we use the cost method of accounting.
Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses and the disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulated Operations
     Our interstate natural gas pipelines and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.
Cash and Cash Equivalents
     We consider short-term investments with an original maturity of less than three months to be cash equivalents.
Allowance for Doubtful Accounts
     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.
Materials and Supplies
     We value our materials and supplies at the lower of cost or market value with cost determined using the average cost method.
Natural Gas Imbalances
     Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system differs from the scheduled amount of gas delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind, subject to the terms of the tariff.
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
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The FERC-accepted depreciation rate is applied to the total cost of the group until the net book value equals the salvage value. For certain general plant, the asset is depreciated to zero. Currently, depreciation rates vary from approximately two percent to 25 percent per year. Using these rates, the remaining depreciable lives of these assets range from four to 50 years. We re-evaluate depreciation rates each time we redevelop our transportation and storage rates to file with the FERC for an increase or decrease in rates. When property, plant and equipment is retired, accumulated depreciation and amortization is charged for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less salvage value. We do not recognize a gain or loss unless we sell or retire an entire operating unit, as defined by the FERC. We include gains or losses on dispositions of operating units in operations and maintenance expense in our income statements.
     At December 31, 2009 and 2008, we had approximately $83.8 million and $127.5 million of construction work in progress included in our property, plant and equipment.
     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to the construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on the average cost of debt. Interest costs on debt amounts capitalized during the years ended December 31, 2009, 2008 and 2007 were $1.9 million, $2.8 million and $2.6 million. These debt amounts are included as a reduction to interest and debt expense in the income statement. The equity portion of capitalized costs is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized during each of the years ended December 31, 2009, 2008 and 2007 were $5.5 million, $8.7 million and $7.0 million. These equity amounts are included as other income in our income statement.
Asset and Investment Divestitures/Impairments
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
     We reclassify assets to be sold in our financial statements as either held-for-sale or from discontinued operations when it becomes probable that we will dispose of the assets within the next twelve months and when they meet other criteria, including whether we will have significant long-term continuing involvement with those assets after they are sold. We cease depreciating assets in the period that they are reclassified as either held for sale or from discontinued operations, and reflect the results of our discontinued operations in our income statement separately from those of continuing operations.
     Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. Cash provided by discontinued activities in the operating activities section of our cash flow statement includes all operating cash flows generated by our discontinued business during the period. Our discontinued business participated in El Paso’s cash management program as it did not maintain separate bank accounts for its cash balances. We reflected transactions between our continuing operations and discontinued operations related to El Paso’s cash management program as financing activities in our cash flow statement.

Revenue Recognition
     Our revenues are primarily generated from natural gas transportation, storage and processing services and include estimates of amounts earned but unbilled. We estimate these unbilled revenues based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services and storage services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
Environmental Costs and Other Contingencies
     Environmental Costs. We record environmental liabilities at their undiscounted amounts on our balance sheet when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period expense when clean-up efforts do not benefit future periods.
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

     Effective November 1, 2007, CIG, our consolidated subsidiary, converted into a general partnership in conjunction with our formation and accordingly, CIG is also no longer subject to income taxes. As a result of its conversion into a general partnership, CIG settled their existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to its tax sharing agreement with El Paso (see Note 12). Prior to that date, CIG recorded current income taxes based on its taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.
Accounting for Asset Retirement Obligations
     We record a liability for legal obligations associated with the replacement, removal and retirement of our long-lived assets. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the accretion of the liabilities described above.
     We have legal obligations associated with the retirement of our natural gas pipeline, related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities primarily involve purging and sealing the pipelines if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.
     We are required to operate and maintain our natural gas pipeline system, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that the substantial majority of our natural gas pipeline system assets have indeterminate lives. Accordingly, our asset retirement liabilities as of December 31, 2009 and 2008 were not material to our financial statements. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
Partners’ Capital
     We allocate our net income to the capital accounts of our general partner, common unitholders and subordinated unitholders based on the terms of the partnership agreement. The agreement requires these allocations to be made based on the relative percentage of their ownership interests, adjusted for any replenishment of previously allocated aggregate net losses and/or special allocations, each as defined in our partnership agreement. As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interests in CIG (“pre-acquisition earnings”) in historical periods have been allocated to our general partner. Accordingly, the allocation of pre-acquisition earnings to our general partner reflects 58 percent of CIG’s earnings prior to November 21, 2007, 48 percent of CIG’s earnings between November 21, 2007 and September 30, 2008 and 18 percent of CIG’s earnings between September 30, 2008 and July 24, 2009.
     Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities for the consideration and on the terms and conditions determined by our general partner without the approval of our unitholders. Accordingly, all of our issued units are authorized and outstanding, and there is an unlimited number of units that are authorized beyond those currently issued.

Postretirement Benefits
     CIG, our consolidated subsidiary, maintains a postretirement benefit plan covering certain of its former employees. This plan requires CIG to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to CIG’s postretirement benefit plan, see Note 9.
     In accounting for CIG’s postretirement benefit plan, we record an asset or liability based on the over funded or under funded status of the plan. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability.
     Effective January 1, 2008, we adopted the provisions of an accounting standard update related to measurement date and changed the measurement date of CIG’s postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
     Effective December 31, 2009, we expanded our disclosures about postretirement benefit plan assets as a result of new disclosure requirements. See Note 9 for these expanded disclosures.
New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2009, the following accounting standards had not yet been adopted by us:
     Transfers of Financial Assets. In June 2009, the FASB updated accounting standards for financial asset transfers. Among other items, this update eliminated the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated or not. These changes are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. The adoption of this accounting standard in January 2010 did not have an impact on our financial statements as we amended our existing accounts receivable sales program in January 2010, see Note 12.
     Variable Interest Entities. In June 2009, the FASB updated accounting standards for variable interest entities to revise how companies determine the primary beneficiary of these entities, among other changes. Companies will now be required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standard in January 2010 did not have a material impact on our financial statements.
2. Contribution of Assets, Acquisitions and Divestitures
     Initial Contribution of Assets (IPO). In conjunction with our initial public offering of common units in November 2007, El Paso contributed to us, at their historical cost, 10 percent general partner interests in CIG and SNG. Because our financial statements have been retrospectively adjusted to reflect the consolidation of CIG, we have eliminated the historical capital balance related to the 10 percent interest we acquired in CIG in November 2007. Accordingly, for accounting purposes, we have reflected a $102.2 million decrease in our general partner’s capital during the year ended December 31, 2007 related to this elimination. We began recording our proportionate share of SNG’s operating results as earnings from unconsolidated affiliates from the date of El Paso’s contribution of these interests to us.
     Acquisition of Additional Interests in CIG and SNG. On September 30, 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso for $736.4 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10 million note payable and $254 million of cash. We financed the $254 million cash payment through the issuance of $175 million of private placement debt, $65 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15 million. For accounting purposes, we recorded these additional interests in CIG and SNG at their historical cost of $474 million and the difference between historical cost and the cash and note payable consideration paid to El Paso as an increase to partners’ capital. Because our financial statements have been retrospectively adjusted to reflect the consolidation of CIG, we have eliminated the historical capital balance related to the 30 percent interest we acquired in CIG on September 30, 2008. Accordingly, for accounting purposes, we have reflected a $237.9 million decrease in our general partner’s capital during the year ended December 31, 2008 related to this elimination. We accounted for the acquisition of SNG prospectively beginning with the date of acquisition and will continue to utilize the equity method of accounting for our total investment in SNG.
     On July 24, 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214.5 million in cash. Subsequent to this acquisition, we own a 58 percent general partner interest in CIG and have the ability to control its operating and financial decisions and policies. Because the transaction was accounted for as a reorganization of entities under common control, we have consolidated CIG and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. Accordingly, the condensed consolidated balance sheets reflect the historical carrying value of CIG’s assets and liabilities. We have reflected El Paso’s 42 percent interest in CIG as a noncontrolling interest in our financial statements in all periods presented. As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interests in CIG (“pre-acquisition earnings”) in historical periods have been allocated to our general partner. Accordingly, the allocation of pre-acquisition earnings to our general partner reflects 58 percent of CIG’s earnings prior to November 21, 2007, 48 percent of CIG’s earnings between November 21, 2007 and September 30, 2008 and 18 percent of CIG’s earnings between September 30, 2008 and July 24, 2009.
     Divestitures. In November 2009, CIG sold its Natural Buttes compressor station and gas processing plant to a third party for $9.0 million and recorded a gain of $7.8 million related to the sale, which is included in our income statement as a reduction of operating and maintenance expense. The historical gross cost of the assets were $34.8 million. Pursuant to the FERC order approving the sale of the processing plant, we recently filed our proposed accounting entries associated with the sale with the FERC for its approval which utilized a technical obsolescence appraisal methodology for determining the portion of the composite accumulated depreciation attributable to the plant which resulted in us recording a gain on the sale. Although we believe the entries proposed are appropriate for this sale, the FERC also utilizes other methodologies in estimating the associated accumulated depreciation that if applied could result in a non-cash loss on the sale.
     In November 2007, in conjunction with our formation, CIG distributed certain of its assets to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We classify assets (or groups of assets) to be disposed of as held for sale or, if appropriate, from discontinued operations when they have received appropriate approvals to be disposed of by our management and when they meet other criteria. The table below summarizes the operating results of our discontinued operations for the year ended December 31, 2007.

2007
(In millions)
Revenues	$—
Operating expenses	—
Other income, net	0.1
Interest and debt expense	—
Affiliated interest income, net	8.9

Income before income taxes	9.0
Income taxes	3.2

Income from discontinued operations, net of income taxes	$5.8

3. Partners’ Capital
     In November 2007, in connection with our initial public offering, we issued 28,750,000 common units to the public for $537.2 million, net of issuance costs and expenses.
     On September 30, 2008, we issued 26,888,611 common units and 566,563 general partner units to El Paso, and issued 873,000 common units to private investors in conjunction with our acquisition of an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG.
     In June and July 2009, we publicly issued 258,502 common units and issued 258,502 general partner units to El Paso for net proceeds of $216.5 million. The net proceeds from this offering were used to acquire an additional 18 percent general partner interest in CIG. For a further discussion of these acquisitions, see Note 2.
     The table below provides a reconciliation of our limited and general partner units.

	Unit Reconciliation
				Total
	Limited Partner Units		General	Partners’
	Common	Subordinated	Partner	Capital
Balance at December 31, 2006	—	—	—	—

Formation of El Paso Pipeline Partners, L.P	28,437,786	27,727,411	1,732,963	57,898,160
Issuance of units to public	28,750,000	—	—	28,750,000

Balance at December 31, 2007	57,187,786	27,727,411	1,732,963	86,648,160

Unit based compensation to non-employee directors	21,101	—	—	21,101
Issuance of units to public	873,000	—	—	873,000
Acquisition of additional interests in CIG and SNG	26,888,611	—	566,563	27,455,174

Balance at December 31, 2008	84,970,498	27,727,411	2,299,526	114,997,435

Unit-based compensation to non-employee directors (1)	1,749	—	—	1,749
Issuance of units to public	12,650,000	—	258,502	12,908,502

Balance at December 31, 2009	97,622,247	27,727,411	2,558,028	127,907,686

(1)	Amount is net of 4,575 forfeited unvested restricted common units.
     Subsequent Event. In January 2010, we publicly issued 9,862,500 common units and issued 201,404 general partner units to El Paso for net proceeds of $236.1 million.

4. Earnings Per Unit and Cash Distributions
     Earnings per unit. During the first quarter of 2009, we adopted an accounting standard, applied retrospectively to our earnings per unit, which changes the manner in which master limited partnerships calculate earnings per unit. This standard requires the calculation of earnings per unit based on actual distributions made to a master limited partnership’s unitholders, including the holders of incentive distribution rights, for the related reporting period. To the extent net income attributable to El Paso Pipeline Partners, L.P. exceeds cash distributions, the excess is allocated to unitholders based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to El Paso Pipeline Partners, L.P., the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, under this standard, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit reported prior to the adoption of this standard was $1.22 per common and subordinated unit for the year ended December 31, 2008 and $0.13 per common unit and $0.09 per subordinated unit for the year ended December 31, 2007. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations used in the calculation of earnings per unit.
     As discussed in Note 2, we have retrospectively adjusted our historical financial statements for the consolidation of CIG following the acquisition of an additional 18 percent interest in CIG from El Paso on July 24, 2009. As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interests in CIG (“pre-acquisition earnings”) in historical periods have been allocated solely to our general partner in all periods presented. Accordingly, our allocation of pre-acquisition earnings to our general partner reflects 58 percent of CIG’s earnings prior to November 21, 2007, 48 percent of CIG’s earnings between November 21, 2007 and September 30, 2008 and 18 percent of CIG’s earnings between September 30, 2008 and July 24, 2009.
     Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of December 31, 2009 and 2008, we had 8,429 and 21,101 restricted units outstanding, a portion of which were dilutive for the years ended December 31, 2009 and 2008. No potentially dilutive securities existed as of December 31, 2007.
     The tables below show the (i) allocation of net income attributable to El Paso Pipeline Partners, L.P. and the (ii) net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit based on the number of basic and diluted limited partner units outstanding for the years ended December 31, 2009, 2008 and 2007.
     Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	2009	2008	2007
	(In Millions)
Net income attributable to El Paso Pipeline Partners, L.P	$213.5	$171.6	$127.9
Less: CIG preacquisition earnings allocated to general partner subsequent to initial public offering	(14.6)	(57.1)	(10.0)
Earnings prior to initial public offering	—	—	(108.0)

Income subject to 2% allocation of general partner interest	198.9	114.5	9.9
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P	(4.0)	(2.3)	(0.2)
General partner’s incentive distribution	(1.0)	—	—

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$193.9	$112.2	$9.7

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2009		2008		2007
	Common	Subordinated	Common	Subordinated	Common	Subordinated
	(In millions, except for per unit amounts)
Distributions (1)	$132.7	$37.8	$86.0	$33.3	$7.3	$3.6
Undistributed earnings (losses)	18.0	5.4	(4.9)	(2.2)	(0.8)	(0.4)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$150.7	$43.2	$81.1	$31.1	$6.5	$3.2

Weighted average limited partner units outstanding — Basic and Diluted	91.8	27.7	64.2	27.7	57.2	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$1.64	$1.56	$1.26	$1.12	$0.11	$0.11

(1)	Reflects distributions declared to our common and subordinated unitholders of $1.3650 per unit, $1.2025 per unit and $0.12813 per unit for the years ended December 31, 2009, 2008 and 2007.
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
     The subordination period will end and the subordinated units will convert to common units, on a one-for-one basis, on the first business day after we have earned and paid at least $0.43125 (150 percent of the minimum quarterly distribution) on each outstanding limited partner unit and general partner unit for each quarter in any four quarter period ending or after December 31, 2008, or on the first business day after we have earned and paid at least $0.28750 on each outstanding limited partner unit and general partner unit for any three consecutive, non-overlapping four quarter periods ending on or after December 31, 2010. The subordination period also will end upon the removal of our general partner other than for cause if the units held by our general partner and its affiliates are not voted in favor of such removal.
     Incentive distribution rights. The general partner holds incentive distribution rights in accordance with the partnership agreement. These rights pay an increasing percentage interest in quarterly distributions of cash based on the level of distribution to all unitholders. Additionally, our general partner, as the holder of our incentive distribution rights, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and to reset, at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set. During the year ended December 31, 2009, our general partner received incentive distributions of $0.4 million. In February 2010, our general partner received incentive distributions of $0.6 million.

     Cash Distributions to Unitholders. Our common and subordinated unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the quarterly distributions to our unitholders and general partner (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarters Ended	Unit	Distribution	Declaration	Distribution
2007
December 31, 2007(1)	$0.12813	$11.1	January 2008	February 2008
2008
March 31, 2008	0.28750	24.9	April 2008	May 2008
June 30, 2008	0.29500	25.6	July 2008	August 2008
September 30, 2008	0.30000	34.5	October 2008	November 2008
December 31, 2008	0.32000	36.8	January 2009	February 2009
2009
March 31, 2009	0.32500	37.4	April 2009	May 2009
June 30, 2009	0.33000	42.2	July 2009	August 2009
September 30, 2009	0.35000	45.1	October 2009	November 2009
December 31, 2009	0.36000	50.3	January 2010	February 2010

(1)	The December 31, 2007 distribution of $0.12813 per unit was prorated for the period beginning with the closing of our initial public offering through December 31, 2007.
     The distribution for the quarter ended December 31, 2009 was paid to all outstanding common and subordinated units on February 12, 2010 to unitholders of record at the close of business on February 1, 2010.
5. Regulatory Assets and Liabilities
     Our non-current regulatory assets and liabilities are included in other non-current assets and liabilities on our balance sheets. Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities as of December 31:

	2009	2008
	(In millions)
Current regulatory assets
Difference between gas retained and consumed in operations	$1.7	$26.3
Other	2.5	2.1

Total current regulatory assets	4.2	28.4

Non-current regulatory assets
Taxes on capitalized funds used during construction	17.7	18.2
Unamortized loss on reacquired debt	5.5	6.4
Postretirement benefits	1.4	2.2
Other	2.5	2.5

Total non-current regulatory assets	27.1	29.3

Total regulatory assets	$31.3	$57.7

Current regulatory liabilities
Difference between gas retained and consumed in operations	$14.7	$29.2

Non-current regulatory liabilities
Property and plant depreciation	17.8	19.0
Postretirement benefits	9.7	6.1
Other	0.2	0.3

Total non-current regulatory liabilities	27.7	25.4

Total regulatory liabilities	$42.4	$54.6

The significant regulatory assets and liabilities include:
     Difference between gas retained and gas consumed in operations: These amounts reflect the value of the volumetric difference between the gas retained from our customers and the gas consumed in operations. These amounts are not included in the rate base but are expected to be recovered/refunded in subsequent fuel filing periods.
     Taxes on capitalized funds used during construction: These regulatory asset balances were established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. Taxes on capitalized funds used during construction are amortized and the offsetting deferred income taxes are included in the rate base. Both are recovered over the depreciable lives of the long lived asset to which they relate.
      Unamortized loss on reacquired debt: These amounts represent the deferred and unamortized portion of losses on reacquired debt which are not included in the rate base, but are expected to be recovered over the original life of the debt issue through the authorized rate of return.
     Postretirement Benefits: These balances represents deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plans and differences in the postretirement benefit related amounts expensed and the amounts recoverable in rates. Postretirement benefit amounts have been included in the rate base computations for CIG and are recoverable in such periods as the benefits are funded.
     Property and plant depreciation: Amount represents the deferral of customer-funded amounts for costs of future asset retirements. This amount is included in the rate base computations and the depreciation-related amounts are refunded over the lives of the long-lived assets to which they relate.

6. Long-Term Debt and Other Financing Obligations
     Our long-term debt and other financing obligations are as follows:

	As of December 31,
	2009	2008
	(in millions)
El Paso Pipeline Partners, L.P.
Revolving credit facility, variable due 2012	$520.0	$584.9
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	10.0
Notes, variable due 2012, LIBOR plus 3.5%	35.0	35.0
Notes, 7.76%, due 2011	37.0	37.0
Notes, 7.93%, due 2012	15.0	15.0
Notes, 8.00%, due 2013	88.0	88.0
Colorado Interstate Gas Company
Senior Notes, 5.95%, due 2015	35.0	35.0
Senior Notes, 6.80%, due 2015	339.9	339.9
Senior Debentures, 6.85%, due 2037	100.0	100.0

Total long-term debt	1,179.9	1,244.8
Other financing obligations	182.7	116.1

Total long-term debt and other financing obligations	1,362.6	1,360.9
Less: Current maturities	5.0	3.6

Total long-term debt and other financing obligations, less current maturities	$1,357.6	$1,357.3

     Debt Maturities. Aggregate maturities of the principal amounts of long-term debt and other financing obligations as of December 31, 2009 for the next 5 years and in total thereafter are as follows (in millions):

2010	$5.0
2011	42.0
2012	585.0
2013	93.0
2014	5.0
Thereafter	632.6

Total long-term debt and other financing obligations	$1,362.6

     Credit Facility. In November 2007, we entered into an unsecured 5-year revolving credit facility (Credit Facility) with an initial aggregate borrowing capacity of up to $750 million expandable to $1.25 billion for certain expansion projects and acquisitions. Borrowings under the Credit Facility are guaranteed by certain of our subsidiaries. As of December 31, 2009 and 2008, we had $520.0 million and $584.9 million outstanding under our revolving credit facility. As of December 31, 2009, our remaining availability under the Credit Facility is approximately $215 million.
     The credit facility has two pricing grids, one based on credit ratings and the other based on leverage. As of December 31, 2009, the leverage pricing grid was in effect and our cost of borrowing was LIBOR plus 0.425 percent based on our leverage. We also pay an annual utilization and commitment fee of 0.225 percent. At December 31, 2009 and 2008, our all-in borrowing rates were 0.9 percent and 1.4 percent.
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
     For the year ended December 31, 2009, we were in compliance with our debt-related covenants. The Credit Facility requires us to maintain, as of the end of each fiscal quarter, a consolidated leverage ratio (consolidated indebtedness to consolidated EBITDA (as defined in the Credit Facility)) of less than 5.00-to-1.00 for any four consecutive quarters; and 5.50-to-1.00 for any three consecutive quarters subsequent to the consummation of specified permitted acquisitions having a value greater than $25 million. We also have added additional flexibility to our covenants for growth projects. In case of a capital construction or expansion project in excess of $20 million, pro forma adjustments to consolidated EBITDA, approved by the lenders, may be made based on the percentage of capital costs expended and projected cash flows for the project. Such adjustments shall be limited to 25 percent of actual EBITDA.
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
     EPB Other Debt Obligations. In September 2008, we issued $175.0 million of senior unsecured notes and a $10.0 million note payable to El Paso as partial funding for the acquisition of additional interests in CIG and SNG as discussed in Note 2. Our restrictive covenants under these debt obligations are substantially the same as the restrictive covenants under our Credit Facility, with the exception of the requirement to maintain an interest coverage ratio (consolidated EBITDA (as defined in the Note Purchase Agreement) to interest expense) of greater than or equal to 1.50 to 1.00 for any four consecutive fiscal quarters.
     CIG Debt. In March 2009, CIG, Colorado Interstate Issuing Corporation (CIIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which CIG and CIIC may co-issue debt securities in the future. CIIC is a wholly owned finance subsidiary of CIG and is the co-issuer of CIG’s outstanding debt securities. CIIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of CIG’s debt securities. Accordingly, it has no ability to service obligations on CIG’s debt securities.
     For the year ended December 31, 2009, CIG was in compliance with its debt-related covenants. Under CIG’s various financing documents they are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions
     Other Financing Obligations. In June 2009 and November 2008, the Totem Gas Storage project and the High Plains pipeline were placed in service. Upon placing these projects in service, CIG transferred its title in the projects to WYCO Development LLC (WYCO), a joint venture with an affiliate of PSCo in which CIG has a 50 percent ownership interest. Although CIG transferred the title in these projects to WYCO, we continue to reflect the Totem Gas Storage facility and the High Plains Pipeline as property, plant and equipment in our financial statements as of December 31, 2009 due to CIG’s continuing involvement with the projects through WYCO.
     CIG constructed the Totem Gas Storage project and the High Plains pipeline and its joint venture partner in WYCO funded 50 percent of the construction costs of the projects, which we reflected as other non-current liabilities in our balance sheet during the construction period. Upon completion of the construction, CIG’s obligations to the affiliate of PSCo for these construction advances were converted into financing obligations to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations.

     Totem Gas Storage financing obligation. The Totem Gas Storage obligation has a principal amount of $68.9 million as of December 31, 2009 and has monthly principal payments totaling $1.4 million each year through 2060. CIG also makes monthly interest payments on this obligation that are based on 50 percent of the operating results of the Totem Gas Storage facility, which is currently estimated at a 15.5% rate as of December 31, 2009.
     High Plains Pipeline financing obligation. The High Plains Pipeline obligation has a principal amount of $106.4 million as of December 31, 2009, and has monthly principal payments totaling $3.1 million each year through 2043. CIG also makes monthly interest payments on this obligation that are based on 50 percent of the operating results of the High Plains pipeline, which is currently estimated at a 15.5% rate as of December 31, 2009.
     Capital Lease. Effective December 1, 1999, WIC leased a compressor station under a capital lease from WYCO. The compressor station lease expires in November 2029. The total original capitalized cost of the lease was $12.0 million. As of December 31, 2009, we had a net book value of approximately $7.4 million related to this capital lease. Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2009 are as follows:

Year Ending December 31,	(In millions)
2010	$1.3
2011	1.2
2012	1.1
2013	1.1
2014	1.0
Thereafter	7.9

Total minimum lease payments	13.6
Less: amount representing interest	(6.2)

Present value of net minimum lease payments	$7.4

7. Fair Value of Financial Instruments

	As of December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term financing obligations, including current maturities	$1,362.6	$1,374.7	$1,360.9	$1,126.3
     As of December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables represented fair value because of the short-term nature of these instruments. At December 31, 2009 and 2008, we had notes receivable from El Paso of $93.2 million and $199.0 million due upon demand, with variable interest rates of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value due to the market-based nature of the interest rate and the fact that they are demand notes. We estimate the fair value of our debt based on quoted market prices for the same or similar issues.
8. Commitments and Contingencies
Legal Proceedings
     WIC Line 124A Rupture. On November 11, 2006, a bulldozer driver ran into and ruptured WIC’s Line 124A near Cheyenne, Wyoming resulting in an explosion and fire, and the subsequent death of the driver. The driver was working for a construction company hired by Rockies Express Pipeline, LLC to construct its new pipeline in a corridor substantially parallel to WIC’s Line 124A. The Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (PHMSA) conducted an investigation into the incident, with which we fully cooperated. In March 2008, we received from PHMSA a Notice of Probable Violation with a proposed fine of $3.4 million. In October 2008, a hearing was held at which we contested the proposed fine. In December 2009, PHMSA issued its order, imposing a fine of $2.3 million, which has been paid.

     Gas Measurement Cases. CIG and a number of its affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit Court of Appeals affirmed the dismissals and in October 2009, the plaintiff’s appeal to the United States Supreme Court was denied.
     Similar allegations were filed in a second set of actions initiated in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. In September 2009, the court denied the motions for class certification. The plaintiffs have filed a motion for reconsideration. CIG’s costs and legal exposure related to this lawsuit and claim are not currently determinable.
     In addition to the above proceedings, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of December 31, 2009, we had no accruals for our outstanding legal matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At December 31, 2009, we had accrued approximately $10.8 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $35 million. Our accrual includes $7.7 million for environmental contingencies related to properties CIG previously owned. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Below is a reconciliation of our accrued liability from January 1, 2009 to December 31, 2009 (in millions):

Balance at January 1, 2009	$13.3
Additions/adjustments for remediation activities	1.0
Payments for remediation activities	(3.5)

Balance at December 31, 2009	$10.8

     For 2010, we estimate that our total remediation expenditures will be approximately $2.4 million, which will be expended under government directed clean-up plans.

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
Regulatory Matter
     Fuel Recovery Mechanism. During the first quarter of 2008, the FERC issued an order approving a fuel and related gas cost recovery mechanism for CIG which was designed to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. Effective April 2008, WIC implemented a similar fuel and related gas cost recovery mechanism, subject to the outcome of a FERC proceeding. The implementation of these mechanisms was protested by a limited number of shippers. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, directing us to remove the cost and revenue components from our fuel recovery mechanisms while preserving the historic volumetric-based tracking mechanism. Due to these orders, our future earnings may be impacted by both positive and negative fluctuations in gas prices related to fuel imbalance revaluations, their settlement, and other gas balance related items. We continue to explore options to minimize the price volatility associated with these operational activities. Our tariffs continue to provide that the difference between the quantity of fuel retained and fuel used in operations and lost and unaccounted for will be flowed-through or charged to shippers. These fuel trackers remove the impact of over or under collecting fuel and lost and unaccounted for from our operational gas costs
Other Commitments
     Capital Commitments. At December 31, 2009, we had capital commitments of $38.9 million related primarily to CIG’s Raton 2010 expansion project, the majority of which will be paid in 2010. We have other planned capital projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.
     Transportation and Storage Commitments. We have entered into transportation commitments and storage capacity contracts totaling $176.6 million at December 31, 2009, of which $59.0 million is related to storage capacity contracts with our affiliate, Young Gas Storage Company, Ltd. Our annual commitments under these agreements are $21.1 million in 2010, $22.6 million in 2011, $28.4 million in 2012, $25.9 million in each of 2013 and 2014 and $52.7 million in total thereafter.
     Operating Leases. We lease property, facilities and equipment under various operating leases. Our minimum future annual rental commitments under our operating leases at December 31, 2009, are as follows:

Year Ending December 31,	(In millions)
2010	$2.2
2011	2.3
2012	2.3
2013	2.4
2014	2.4
Thereafter	0.6

Total minimum lease payments	12.2

     Rental expense on our operating leases for each of the three years ended December 31, 2009, 2008 and 2007 was $2 million. These amounts include our share of rent allocated to us from El Paso.
     Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to our results of operations.

9. Retirement Benefits
     Pension and Retirement Savings Plans. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including CIG’s former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits Plan. CIG provides postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. In addition, certain former CIG employees continue to receive limited postretirement life insurance benefits. CIG’s postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. CIG does not expect to make any contributions to the postretirement benefit plan in 2010.
     Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for CIG’s postretirement benefit plan, we record an asset or liability based on the over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.
     The table below provides information about CIG’s postretirement benefit plan. In 2008, we adopted the FASB’s revised measurement date provisions for other postretirement benefit plans and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008. For 2009, the information is presented and computed as of and for the twelve months ended December 31, 2009.

	December 31,	December 31,
	2009	2008
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$7.6	$7.3
Interest cost	0.4	0.5
Participant contributions	0.4	0.5
Actuarial (gain) loss	(2.3)	0.8
Benefits paid(1)	(0.8)	(1.5)

Accumulated postretirement benefit obligation — end of period	$5.3	$7.6

Change in plan assets:
Fair value of plan assets — beginning of period	$12.5	$18.0
Actual return on plan assets	2.0	(4.3)
Participant contributions	0.4	0.5
Benefits paid	(1.0)	(1.7)

Fair value of plan assets — end of period	$13.9	$12.5

Reconciliation of funded status:
Fair value of plan assets	$13.9	$12.5
Less: accumulated postretirement benefit obligation	5.3	7.6

Net asset at December 31	$8.6	$4.9

(1)	Amounts shown net of a subsidy of approximately $0.2 million for each of the years ended December 31, 2009 and 2008 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

     Plan Assets. The primary investment objective of CIG’s plan is to ensure that, over the long-term life of the plan an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions. Although actual allocations vary from time to time from the targeted allocations, the target allocations of CIG’s postretirement plan’s assets are 65 percent equity and 35 percent fixed income securities. The plan’s assets may be invested in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.
     We use various methods to determine the fair values of the assets in CIG’s other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate CIG’s plan’s assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2009, the assets are comprised of an exchange-traded mutual fund with a fair value of $1.2 million and common/collective trusts with a fair value of $12.7 million. The exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. The common/collective trusts are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. We may adjust the fair value of the common/collective trusts, when necessary, for factors such as liquidity or risk of nonperformance by the issuer. CIG’s plan does not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that many not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2009 and 2008.
     Expected Payment of Future Benefits. As of December 31, 2009, we expect the following benefit payments under CIG’s plan (in millions):

Year Ending	Expected
December 31,	Payments(1)
2010	$0.7
2011	0.7
2012	0.6
2013	0.6
2014	0.5
2015 - 2019	2.0

(1)	Includes a reduction of approximately $0.2 million in each of the years 2010 - 2014 and approximately $0.8 million in aggregate for 2015 – 2019 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining CIG’s postretirement plan obligations and net benefit costs for 2009, 2008 and 2007:

	2009	2008	2007
	(Percent)
Assumptions related to benefit obligations at December 31, 2009 and 2008 and September 30, 2007 measurement dates:
Discount rate	5.06	5.82	6.05
Assumptions related to benefit costs at December 31:
Discount rate	5.82	6.05	5.50
Expected return on plan assets(1)	8.00	8.00	8.00

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. CIG’s postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for CIG’s postretirement benefit plan is calculated using the after-tax rate of return.

     Actuarial estimates for CIG’s postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.0 percent, gradually decreasing to 5.0 percent by the year 2015. Changes in the assumed health care cost trends do not have a material impact on the amounts reported for CIG’s interest costs or CIG’s accumulated postretirement benefit obligations as of and for the years ended December 31, 2009 and 2008.
     Components of Net Benefit Income. For each of the years ended December 31, the components of net benefit income are as follows:

	2009	2008	2007
	(In millions)
Interest cost	$0.4	$0.4	$0.6
Expected return on plan assets	(0.6)	(0.9)	(0.9)
Other	(0.3)	(0.7)	(0.5)

Net postretirement benefit income	$(0.5)	$(1.2)	$(0.8)

10. Transactions with Major Customers
     The following table shows revenues from major customers for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
PSCo	$156.1	$92.4	$93.7
Anadarko Petroleum Corporation and Subsidiaries	70.6	62.6	39.5
Williams Gas Marketing, Inc.	62.8	41.9	46.3
11. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Interest paid, net of capitalized amounts	$71.5	$56.1	$60.5
Income tax payments	—	—	277.0	(1)

(1)	Includes amounts related to the settlement of current and deferred tax balances due to CIG’s conversion to a partnership in November 2007 (see Note 12).
12. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     SNG. In conjunction with our initial public offering of common units in November 2007, El Paso contributed to us, at their historical cost, a 10 percent general partner interest in SNG. On September 30, 2008, we acquired an additional 15 percent general partner interest in SNG from El Paso, as further discussed in Note 2. Our proportionate share of the operating results of SNG has been reflected as earnings from unconsolidated affiliates in our financial statements since the date the respective interests were contributed to us. We account for our investment in SNG using the equity method of accounting.
     WYCO. CIG has a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline (a FERC-regulated pipeline), the Totem Gas Storage facility (a FERC-regulated storage facility), a state regulated intrastate pipeline and a compressor station. CIG has other financing obligations payable to WYCO totaling $175.3 million and $108.2 million as of December 31, 2009 and 2008, which are described further in Note 6.

     The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of SNG.
Net Investment and Earnings

			Earnings from
	Investment		Unconsolidated Affiliates
	December 31,	December 31,	Year Ended December 31,
	2009	2008	2009	2008	2007(1)
	(In millions)		(In millions)
SNG	$403.4	$393.8	$52.5	$29.8	$2.6
Other	14.1	17.0	0.9	3.1	1.5

Total	$417.5	$410.8	$53.4	$32.9	$4.1

SNG Summarized Financial Information
Results of operations

	Year Ended December 31,
	2009	2008	2007(1)
	(In millions)
Operating results data:
Operating revenues	$127.4	$73.3	$5.9
Operating expenses	63.6	38.1	2.6
Income from continuing operations and net income	$52.5	$29.8	$2.6

(1)	Amounts for 2007 are calculated from the date of the initial public offering to December 31, 2007.
Financial position data

	December 31,	December 31,
	2009	2008
	(In millions)
Current assets	$23.5	$26.3
Non-current assets	640.7	630.9
Current liabilities	26.6	23.0
Long-term debt	227.4	227.4
Other non-current liabilities	6.8	13.0

Net assets	$403.4	$393.8

Transactions with Affiliates
     Distributions/Contributions. As further discussed in Note 1, in conjunction with our initial public offering in November 2007, 10 percent interests in CIG and SNG were contributed to us at their book value of $253 million and we made distributions to El Paso and its subsidiaries of $737 million using proceeds from the initial public offering and borrowings under our credit facility. In addition, we repaid affiliated notes payable with El Paso of $225 million. We also made additional distributions to El Paso of $11 million in November 2007.
     Distributions Received from SNG. SNG is required to make distributions of available cash as defined in their partnership agreement on a quarterly basis to their partners, including us. We received cash distributions from SNG of $42.9 and $26.1 million during the years ended December 31, 2009 and 2008, with the 2008 distribution including $4.3 million of returns of capital from our investments. In January 2010, we received distributions from SNG of $20.7 million.

     CIG Distributions to El Paso
     CIG Cash Distributions to El Paso. CIG is required to make distributions of available cash as defined in their partnership agreement on a quarterly basis to their partners, including us. Due to the retrospective consolidation of CIG, we have reflected 42 percent of CIG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. CIG’s remaining historical distributions (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. The following table shows CIG’s cash distributions to El Paso:

	Year Ended December 31,
	2009	2008
	(In millions)
Distributions to noncontrolling interest holder	$60.7	$45.6
Distributions of pre-acquisition earnings	15.0	43.7

Cash distributions to El Paso	$75.7	$89.3

     In January 2010, CIG paid cash distributions of $18.5 million to El Paso.
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
     Affiliate Revenues and Expenses. We entered into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to and from affiliates under long-term contracts and various operating agreements. CIG also contracts with an affiliate to process natural gas and sell extracted natural gas liquids.
     We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through an affiliated service company owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company and Tennessee Gas Pipeline Company, our affiliates, associated with our pipeline services. We also allocate costs to Cheyenne Plains Gas Pipeline, our affiliate, for their share of our pipeline services. The allocations from El Paso and TGP are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.
     We also have entered into various operating and management agreements with El Paso related to the operation of our assets. The table below shows our affiliate revenues and expenses for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Revenues from affiliates	$16.1	$21.9	$19.2
Operation and maintenance expense from affiliates	88.7	80.7	51.1
Reimbursement of operating expenses charged to affiliates	12.0	11.9	9.8

     Cash Management Program. Prior to our July 24, 2009 acquisition of an additional 18 percent interest in CIG, CIG participated in El Paso’s cash management program, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. At December 31, 2009 and 2008, CIG had a note receivable from El Paso of $73.0 million and $178.8 million. We classified $73.0 million and $102.9 million of this receivable as current on our balance sheets at December 31, 2009 and 2008, based on the net amount CIG anticipates using in the next twelve months considering available cash sources and needs. The interest rate on our note at December 31, 2009 and 2008 was 1.5% and 3.2%.
     Notes Receivable and Payable with Affiliates. Prior to the acquisition of additional ownership interests in CIG and SNG, in September 2008, we received a non-cash distribution of $30.0 million from CIG in the form of a note receivable from El Paso. As of December 31, 2009 and 2008 we had $20.2 million remaining on our note receivable from El Paso. This note is due upon demand and was classified as current on our balance sheet. The interest rate on this variable rate loan was 1.5% and 3.2% at December 31, 2009 and 2008. As partial funding for the acquisition, we also issued a note payable to El Paso of $10.0 million. For a further discussion of the note payable, see Note 2 and Note 6.
     Income Taxes. Effective November 1, 2007, CIG converted into a general partnership as discussed in Note 1 and settled its existing current and deferred tax balances of approximately $216.4 million pursuant to its tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, CIG also settled $8.8 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.
     Accounts Receivable Sales Program. CIG sells certain accounts receivable to a QSPE whose purpose is solely to invest in their receivables, which are short-term assets that generally settle within 60 days. During the years ended December 31, 2009 and 2008, CIG received net proceeds of approximately $0.4 billion and $0.3 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests and recognized losses of $0.4 million and $0.6 million on these transactions. As of December 31, 2009 and 2008, CIG had approximately $37.2 million and $29.0 million of receivables outstanding with the QSPE, for which they received cash of $20.0 million in both periods and received subordinated beneficial interests of approximately $16.8 million and $8.4 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $20.4 million and $20.6 million as of December 31, 2009 and 2008. We reflect the subordinated beneficial interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections) are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectability of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2009 and 2008.
     In January 2010, CIG ceased selling its accounts receivable to the QSPEs and began selling the receivables directly to the third party financial institution. In return, the third party financial institution pays a certain amount of cash up front for the receivables, and pays the remaining amount owed over time as cash is collected from the receivables.
     Other Affiliate Balances. We had net contractual, gas imbalance, and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $26.9 million and $10.2 million at December 31, 2009 and 2008. Prior to November 2007, WIC participated in El Paso’s cash management program to settle intercompany transactions between participating affiliates. At December 31, 2009 and 2008, we had contractual deposits from our affiliates of $6.7 million and $6.4 million included in other current liabilities on our balance sheet.
     WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of $1.3 million, $1.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007.
      Indemnification. In connection with our initial public offering, El Paso indemnified us for three years against certain potential environmental and toxic tort claims, losses and expenses associated with the business conducted by WIC, CIG and SNG or the operations of their assets occurring before the closing date of our initial public offering. The maximum liability of El Paso for this indemnification obligation will not exceed $15 million.

13. Income Taxes
     In conjunction with our formation, CIG converted its legal structure into a general partnership effective November 1, 2007 and settled its current and deferred tax balances pursuant to its tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. The tables below reflect that these balances have been settled and that CIG no longer pays income taxes effective November 1, 2007.
     Components of Income Taxes. The following table reflects the components of income taxes included in income from continuing operations for the year ended December 31, 2007:

2007
(In millions)
Current
Federal	$32.7
State	3.7

36.4

Deferred
Federal	6.9
State	0.8

7.7

Total income taxes	$44.1

     Effective Tax Rate Reconciliation. CIG’s income taxes, included in income from continuing operations, differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for the year ended December 31, 2007:

2007
(In millions,
except for rates)
Income taxes at the statutory federal rate of 35%	$74.7
Increase (decrease)
Pretax income not subject to income taxes after conversion to partnership	(11.9)
State income taxes, net of federal income tax benefit	3.1
Income associated with non-taxable entities	(21.8)

Income tax expense	$44.1

Effective tax rate	21%

14. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended				Year to
	March 31	June 30	September 30	December 31 (1)	Date
	(in millions, except per unit amounts)
2009
Operating revenues	$135.3	$122.4	$128.8	$151.1	$537.6
Operating income	72.8	64.5	67.0	88.2	292.5
Earnings from unconsolidated affiliates	12.8	12.3	11.9	16.4	53.4
Net income	70.8	62.5	60.3	85.9	279.5
Net income attributable to noncontrolling interests	(17.4)	(13.6)	(13.7)	(21.3)	(66.0)
Net income attributable to El Paso Pipeline Partners, L.P.	53.4	48.9	46.6	64.6	213.5
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit-
Basic and Diluted
Common	0.40	0.38	0.35	0.51	1.64
Subordinated	0.40	0.34	0.35	0.47	1.56
2008
Operating revenues	$121.8	$106.6	$103.3	$125.5	$457.2
Operating income	68.3	45.8	43.3	72.4	229.8
Earnings from unconsolidated affiliates(2)	9.6	5.6	4.8	12.9	32.9
Net income	72.5	46.2	43.9	71.4	234.0
Net income attributable to noncontrolling interests	(21.3)	(10.5)	(10.7)	(19.9)	(62.4)
Net income attributable to El Paso Pipeline Partners, L.P.	51.2	35.7	33.2	51.5	171.6
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit-
Basic and Diluted
Common	0.31	0.27	0.29	0.37	1.26
Subordinated	0.31	0.27	0.14	0.37	1.12

(1)	The quarter ended December 31, 2009 includes a gain of $7.8 million related to the sale of the Natural Buttes compressor station and gas processing plant (see Note 2).

(2)	We acquired an additional 15 percent interest in SNG from El Paso on September 30, 2008.

SCHEDULE II
EL PASO PIPELINE PARTNERS, L.P.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions	Accounts	of Period
2009
Allowance for doubtful accounts	$0.5	$(0.2)	$—	$(0.3)	$—
Legal reserves	1.2	1.1	(2.3)	—	—
Environmental reserves	13.3	1.0	(3.5)	—	10.8

2008
Allowance for doubtful accounts	$1.1	$(0.7)	$—	$0.1	$0.5
Legal reserves	—	1.2	—	—	1.2
Environmental reserves	14.9	1.5	(3.1)	—	13.3

2007
Allowance for doubtful accounts	$0.9	$0.1	$—	$0.1	$1.1
Legal reserves	—	3.1	(3.1)	—	—
Environmental reserves	17.1	0.9	(3.1)	—	14.9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2009, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2009. See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
     The directors of our general partner oversee our operations. We presently have seven directors, three of whom are independent as defined under the independence standards established by the New York Stock Exchange and under our corporate governance guidelines. El Paso appoints all members to the board of directors of our general partner. The New York Stock Exchange does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and governance committee. However, the board of our general partner has a standing audit committee, described below.
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

Directors and Executive Officers of Our General Partner
     The following table sets forth information with respect to the directors and executive officers of our general partner as of February 26, 2010.

Name	Age	Position with El Paso Pipeline GP Company, L.L.C.
Ronald L. Kuehn, Jr	74	Chairman of the Board
James C. Yardley	58	Director, President and Chief Executive Officer
John R. Sult	50	Director, Senior Vice President and Chief Financial Officer
Robert W. Baker	53	Executive Vice President and General Counsel
James J. Cleary	55	Senior Vice President
Daniel B. Martin	53	Senior Vice President
Norman G. Holmes	53	Senior Vice President
Douglas L. Foshee	50	Director
D. Mark Leland	48	Director
Arthur C. Reichstetter	63	Director
William A. Smith	65	Director
     Ronald L. Kuehn, Jr. Mr. Kuehn has been Chairman of the Board of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Kuehn previously served as Chairman of the Board of Directors for El Paso from March 2003 to May 2009 and Interim Chief Executive Officer from March 2003 to September 2003. From September 2002 to March 2003, Mr. Kuehn served as Lead Director of El Paso. From January 2001 to March 2003, he was a business consultant. Mr. Kuehn served as non-executive Chairman of the Board of El Paso from October 1999 to December 2000. Mr. Kuehn previously served as Chairman of the Board of Sonat Inc. from April 1986 and President and Chief Executive Officer from June 1984 until his retirement in October 1999. Mr. Kuehn formerly served on the Board of Directors of Praxair, Inc. until 2008, Dun & Bradstreet Corporation until 2007 and Regions Financial Corporation until 2007.
     James C. Yardley. Mr. Yardley has been Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President of El Paso with responsibility for the regulated pipeline business unit since August 2006. He has served as President of Tennessee Gas Pipeline since February 2007 and Chairman of the Board since August 2006. Mr. Yardley has been Chairman of El Paso Natural Gas Company since August 2006 and has served as President of Southern Natural Gas Company since May 1998. Mr. Yardley has been a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company since their conversion to general partnerships in November 2007. Mr. Yardley is currently a member of the board of directors of Scorpion Offshore Ltd. He also serves on the Board of Interstate Natural Gas Association of America and previously served as its Chairman.
     John R. Sult. Mr. Sult has been a Director of El Paso Pipeline GP Company, L.L.C. since June 2009. He has served as Senior Vice President and Chief Financial Officer of El Paso Pipeline GP Company, L.L.C. since November 2009 and served as Senior Vice President, Chief Financial Officer and Controller from August 2007 to November 2009. Mr. Sult has been Senior Vice President and Chief Financial Officer of El Paso since November 2009 and previously served as Senior Vice President and Controller from November 2005 to November 2009. He served as Senior Vice President, Chief Financial Officer and Controller of El Paso’s Pipeline Group from November 2005 to November 2009. Mr. Sult was Vice President and Controller for Halliburton Energy Services from August 2004 to October 2005.
     Robert W. Baker. Mr. Baker has been Executive Vice President and General Counsel of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President and General Counsel of El Paso since January 2004. From February 2003 to December 2003, he served as Executive Vice President of El Paso and President of El Paso Merchant Energy. Mr. Baker previously served as Senior Vice President and Deputy General Counsel of El Paso from January 2002 to February 2003.

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
     Norman G. Holmes. Mr. Holmes has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a member of the Management Committee of Southern Natural Gas Company since November 2007 and Senior Vice President and Chief Commercial Officer since August 2006. He previously served as a director of Southern Natural Gas Company from November 2005 to November 2007. Mr. Holmes served as Vice President, Business Development of Southern Natural Gas Company from 1999 to 2006.
     Douglas L. Foshee. Mr. Foshee has been a Director of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Chairman of the Board of El Paso since May 2009 and President, Chief Executive Officer and a director of El Paso since September 2003. Prior to joining El Paso, Mr. Foshee served as Executive Vice President and Chief Operating Officer of Halliburton Company having joined that company in 2001 as Executive Vice President and Chief Financial Officer. Several subsidiaries of Halliburton, including DII Industries and Kellogg Brown & Root, commenced prepackaged Chapter 11 proceedings to discharge current and future asbestos and silica personal injury claims in December 2003 and an order confirming a plan of reorganization became final effective December 31, 2004. Prior to assuming his position at Halliburton, Mr. Foshee served as President, Chief Executive Officer and Chairman of the Board of Nuevo Energy Company and Chief Executive Officer and Chief Operating Officer of Torch Energy Advisors Inc. Mr. Foshee presently serves as a director of Cameron International Corporation and is a trustee of AIG Credit Facility Trust. Mr. Foshee serves as Chairman of the Federal Reserve Bank of Dallas, Houston Branch. Mr. Foshee also serves on the Board of Trustees of Rice University and serves as a member of the Council of Overseers for the Jesse H. Jones Graduate School of Management. He is a member of various civic and community organizations.
     D. Mark Leland. Mr. Leland has been a Director of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President of El Paso and President of El Paso’s Midstream business unit since October 2009. Mr. Leland previously served as Executive Vice President and Chief Financial Officer of El Paso from August 2005 to November 2009. Mr. Leland served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. He served as Senior Vice President and chief operating officer of GulfTerra Energy Partners, L.P. and its general partner from January 2003 to December 2003, as Senior Vice President and Controller from July 2000 to January 2003, and as Vice President from August 1998 to July 2000.

     Arthur C. Reichstetter. Mr. Reichstetter has been a Director of El Paso Pipeline GP Company, L.L.C. since November 2007. He has been a private investment manager since 2007. Mr. Reichstetter had been Managing Director of Lazard Freres from April 2002 until his retirement in June 2007. From February 1998 to January 2002, Mr. Reichstetter was a Managing Director with Dresdner Kleinwort Wasserstein, formerly Wasserstein Parella & Co. Mr. Reichstetter was a Managing Director with Merrill Lynch from March 1993 until his retirement in February 1996. Prior to that time, Mr. Reichstetter worked as an investment banker at The First Boston Corporation from 1974 until 1993, in various positions becoming a managing director with that company in 1982.
     William A. Smith. Mr. Smith has been a Director of El Paso Pipeline GP Company, L.L.C. since May 2008. Mr. Smith is Managing Director and partner in Galway Group, L.P., an investment banking/energy advisory firm headquartered in Houston, TX. In 2002, Mr. Smith retired from El Paso Corporation, where he was an Executive Vice President and Chairman of El Paso Merchant Energy’s Global Gas Group. Mr. Smith had a 29 year career with Sonat Inc. prior to its merger with El Paso in 1999. At the time of the merger, Mr. Smith was Executive Vice President and General Counsel. He previously served as Chairman and President of Southern Natural Gas Company and as Vice Chairman of Sonat Exploration Company. Mr. Smith is currently a director of Eagle Rock Energy G&P LLC, a midstream/upstream master limited partnership and serves on that company’s audit committee. Mr. Smith previously served on the Board of Directors of Maritrans Inc. until 2006.
     Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.
Audit Committee
     The board of directors of our general partner has a standing audit committee. All of the members are independent as defined under the independence standards established by the New York Stock Exchange. The audit committee is presently comprised of Messrs. Kuehn, Reichstetter and Smith. The audit committee plays an important role in promoting effective accounting, financial reporting, risk management and compliance procedures and controls. Each member of the audit committee meets the financial literacy standard required by the New York Stock Exchange rules and at least one member qualifies as having accounting or related financial management expertise. The board of directors of our general partner has affirmatively determined that Mr. Reichstetter satisfies the definition of “audit committee financial expert,” as defined by SEC rules, and has designated him as an “audit committee financial expert.”
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
Executive Sessions of the Board and Communications by Interested Parties
     As set forth in our Corporate Governance Guidelines and in accordance with NYSE listing standards, the board of directors of our general partner holds executive sessions on a regular basis without management present. Mr. Ronald L. Kuehn, Jr., our independent chairman of the board, presides over all executive sessions of the board.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of our general partner and persons who beneficially own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2009.

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
     We bore substantially less than a majority of El Paso’s costs of providing compensation and benefits to the Chief Executive Officer of our general partner (the principal executive officer), and the Chief Financial Officer of our general partner (the principal financial officer) during 2009.
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
     Initial Equity Grant. Each non-employee director, upon joining the board, receives an initial long-term equity grant of restricted common units with a value of $50,000. The restricted common units are granted pursuant to the terms and conditions of the LTIP and vest in three (3) equal installments commencing on the last day of the calendar year of the year in which the grant was made and each of the following two anniversaries thereof. As no non-employee directors joined the board during 2009, no initial equity grants were made in 2009.
     Annual Equity Grant. Each non-employee director who is serving on the board on December 1st will receive an annual grant of restricted common units with a value of $50,000. This annual award is granted pursuant to the terms and conditions of the LTIP and vests in full on the last day of the calendar year following the year in which the grant was made. Annual equity grants for Messrs. Kuehn, Reichstetter and Smith were made on December 1, 2009.

Director Compensation Table
     The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2009 for their services on the board. The non-employee directors do not receive stock options or pension benefits.
Director Compensation
for the Year Ended December 31, 2009 (1)

	Fees Earned or		All Other
Name	Paid in Cash(2)	Stock Awards(3)(4)	Compensation(5)	Total
Ronald L. Kuehn, Jr.	$50,000	$64,020	$7,150	$121,170
Arthur C. Reichstetter	58,000	64,020	6,942	128,962
William A. Smith	50,000	66,564	7,081	123,645

(1)	Employee directors do not receive any additional compensation for serving on the board of directors of our general partner; therefore no amounts are shown for Messrs. Foshee, Sult, Leland and Yardley. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our general partner does not consider the directors’ reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(2)	This column reflects the value of a director’s annual retainer, as well as the additional retainer for the chairman of the audit committee.

(3)	The amount in this column represents the dollar amount recognized for financial reporting purposes for the fiscal year ended December 31, 2009 of restricted common units granted in 2009 and prior years.

(4)	The grant date fair value of the annual restricted unit grants made to Messrs. Kuehn, Reichstetter and Smith on December 1, 2009 was $50,002.

(5)	The amount in this column for Mr. Kuehn represents $6,942 in cash distributions received on unvested restricted common units and $208 for an airline ticket for an occasion when the director’s spouse accompanied him on a business-related flight using a commercial carrier. The amount in this column for Messrs. Reichstetter and Smith represent cash distributions received on unvested restricted common units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the beneficial ownership of units of our partnership owned as of February 12, 2010 by:
•	each person known by us to be a beneficial owner of more than 5% of the units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
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
     The percentage of total units to be beneficially owned is based on 107,484,747 common units outstanding as of February 12, 2010.

		Percentage of		Percentage of	Percentage of
	Common	Common	Subordinated	Subordinated	Total Common
	Units	Units	Units	Units	and Subordinated
	Beneficially	Beneficially	Beneficially	Beneficially	Units Beneficially
Name of Beneficial Owner(1)	Owned	Owned	Owned	Owned	Owned
El Paso Corporation(2)	55,326,397	51.5%	27,727,411	100%	61.4%
Ronald L. Kuehn, Jr.	67,347	*	—	—%	*
James C. Yardley	10,000	*	—	—%	*
Robert W. Baker	5,000	*	—	—%	*
John R. Sult	10,000	*	—	—%	*
James J. Cleary	2,000	*	—	—%	*
Daniel B. Martin	—	*	—	—%	*
Norman G. Holmes	—	*	—	—%	*
Douglas L. Foshee	25,000	*	—	—%	*
D. Mark Leland	13,200	*	—	—%	*
Arthur C. Reichstetter	107,347	*	—	—%	*
William A. Smith	7,452	*	—	—%	*
All directors and executive officers as a group (eleven persons)	247,346	*	—	—%	*

*	Less than 1%.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is El Paso Building, 1001 Louisiana Street, Houston, Texas 77002.

(2)	El Paso Corporation is the ultimate parent company of El Paso Pipeline Holding Company, L.L.C., the sole owner of the member interests of our general partner and El Paso Pipeline LP Holdings, L.L.C., the owner of 55,326,397 common units and 27,727,411 subordinated units. El Paso Corporation may, therefore, be deemed to beneficially own the units held by El Paso Pipeline LP Holdings, L.L.C.

     The following table sets forth, as of February 12, 2010, the number of shares of common stock of El Paso owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of	Shares		Percentage of
	Common	Underlying	Total Shares	Total Shares
	Stock	Options	of Common	of Common
	Owned	Exercisable	Stock	Stock
	Directly or	Within	Beneficially	Beneficially
Name of Beneficial Owner	Indirectly	60 Days(1)	Owned	Owned(2)
Ronald L. Kuehn, Jr.	114,501 (3)	8,000	122,501	*
James C. Yardley	274,233	477,421	751,654	*
Robert W. Baker	316,512	670,141	986,653	*
John R. Sult	85,588	149,985	235,573	*
James J. Cleary	59,045	271,469	330,514	*
Daniel B. Martin	151,068	242,662	393,730	*
Norman G. Holmes	57,989	164,512	222,501	*
Douglas L. Foshee	1,073,374	2,854,192	3,927,566	*
D. Mark Leland	299,007	539,800	838,807	*
Arthur C. Reichstetter	—	—	—	*
William A. Smith	— (4)	—	—	*
All directors and executive officers as a group (eleven persons)	2,431,317	5,378,182	7,809,499	1.1%

*	Less than 1%.

(1)	The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 12, 2010. Shares subject to options cannot be voted.

(2)	Based on 701,314,549 shares outstanding as of February 12, 2010.

(3)	Excludes 28,720 shares owned by Mr. Kuehn’s wife or children. Mr. Kuehn disclaims any beneficial ownership in these 28,720 shares.

(4)	Excludes 8,562 shares owned by Mr. Smith’s wife. Mr. Smith disclaims any beneficial ownership in these 8,562 shares.
EQUITY COMPENSATION PLAN INFORMATION TABLE
     The following table provides information concerning securities that may be issued under the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan as of December 31, 2009. For more information regarding this plan, which did not require approval by our limited partners, please read “Executive Compensation — Long-Term Incentive Plan.”

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders(1)	—	$—	1,227,150

Total	—	$—	1,227,150

(1)	Please read “Executive Compensation — Long-Term Incentive Plan” for a description of the material features of the plan, including the awards that may be granted under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     El Paso owns 55,326,397 common units and 27,727,411 subordinated units representing a 60 percent limited partner interest in us. In addition, our general partner owns a two percent general partner interest in us and the incentive distribution rights.
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
SNG Guarantee of Elba Express Expansion
     Elba Express is a large pipeline under construction primarily in Georgia that is expected to be placed into service in March 2010. It will not be a part of SNG. However, SNG has agreed to provide, at its election, either all necessary funds to Elba Express (up to a defined limit) or a guarantee in the form of a performance bond (up to a defined limit) to permit the construction of the Elba Express pipeline. Pursuant to the omnibus agreement, El Paso has agreed to reimburse us, our general partner and any of our majority owned subsidiaries for a 10% share of any amounts that may be paid by SNG pursuant to obligations in respect of the Elba Express pipeline expansion.
Contracts with Affiliates
Contribution Agreement
     On July 24, 2009, we entered into the Contribution Agreement with our operating company and El Paso and certain of its subsidiaries. Pursuant to the Contribution Agreement, on July 24, 2009 we acquired an additional 18% general partner interest in CIG in exchange for cash consideration of $214.5 million.
     The conflicts committee of the board of directors of the General Partner unanimously recommended approval of the terms of the acquisition of the additional general partner interest in CIG. The conflicts committee of the board of directors of our general partner retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction. In recommending approval of the transaction, the conflicts committee based its decision in part on an opinion from the committee’s independent financial advisor that the consideration to be paid by us pursuant to the Contribution Agreement is fair, from a financial point of view, to the holders of our common units, other than our general partner and its affiliates. The board of directors of the general partner unanimously approved the terms of this acquisition.

Note Receivable
     Prior to the acquisition of additional ownership interests in CIG and SNG, in September 2008, we received a non-cash distribution of $30 million from CIG in the form of a note receivable from El Paso. As of December 31, 2009 we had $20 million remaining on our note receivable from El Paso. This note is due upon demand. This note bears interest at a variable rate based upon LIBOR plus a margin determined by reference to El Paso’s Amended and Restated Credit Agreement dated July 31, 2006.
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
CIG and SNG General Partnership Agreements
     General. Prior to the closing of our initial public offering in November 2007, each of CIG and SNG converted to general partnerships. In connection with the closing of our initial public offering, El Paso contributed to us a 10 percent general partner interest in each of CIG and SNG. In September 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG. In July 2009, we acquired from El Paso an additional 18 percent interest in CIG. After these transactions, we own indirectly a 58 percent and 25 percent general partner interest in CIG and SNG, and an El Paso subsidiary owns indirectly a 42 percent and 75 percent general partner interest in CIG and SNG. A general partnership agreement governs the ownership and management of each of CIG and SNG. The CIG and SNG partnership agreements are substantially identical to each other in nearly all material respects.
     Each of CIG and SNG is a Delaware general partnership, one partner of which is a wholly owned subsidiary of El Paso (the El Paso Partner) owning a 42 percent and 75 percent interest in CIG and SNG, and the other partner is a wholly owned subsidiary of the partnership (the Partnership Partner) owning a 58 percent and 25 percent general partner interest in CIG and SNG. The purposes of each partnership are generally to own and operate the interstate pipeline system and related facilities owned by such partnership and to conduct such other business activities as the management committee of that partnership may from time to time determine, provided that such activity either generates “qualifying income” (as defined in Section 7704 of the Internal Revenue Code of 1986, or the “Code”) or enhances operations that generate such qualified income.
     Under the partnership agreement each partner may engage in other business opportunities, including those that compete with the partnership’s business, free from any obligation to offer same to the other partner or the partnership. In addition, any affiliate of a partner is free to compete with the business operations or activities of the partnership or the other partner.

     Governance. Although management of each partnership is vested in its partners, the partners of each partnership have agreed to delegate management of the partnership to a management committee. Decisions or actions taken by the management committee of CIG or SNG will bind that partnership. Each management committee is composed of four representatives. The CIG management committee has three representatives being designated by the Partnership Partner and one representative being designated by the El Paso Partner. The SNG management committee has three representatives being designated by the El Paso Partner and one representative being designated by the Partnership Partner. Each representative has full authority to act on behalf of the partner that designated such representative with respect to matters pertaining to that partnership. The partners of each partnership have agreed that each representative is an agent of the partner that designated that person and does not owe any duty (fiduciary or otherwise) to such partnership, any other partner or any other representative.
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
     The following actions require the unanimous approval of the management committee:
•	dissolution of the partnership;

•	causing or permitting the partnership to take certain bankruptcy actions;

•	mortgaging or pledging assets with a value exceeding $225 million in the case of CIG and any assets in the case of SNG;

•	the commencement or the resolution before the FERC (or any U.S. Court of Appeals of an appeal of a FERC order) of certain actions under the Natural Gas Act, or any other proceeding before the FERC that would result in a $50 million or more (i) reduction in revenue or (ii) payment of penalties, refunds or interest;

•	any amendment of the partnership agreement;

•	the admission of any person as a partner (other than a permitted transferee of a partner);

•	any proposal to dispose of assets of such partnership with a value exceeding $225 million in the case of CIG and $450 million in the case of SNG;

•	the disposition of all or substantially all of the assets of the partnership, and any disposition of interests in the partnership that would result in a termination under Section 708 of the Code;

•	any merger, consolidation or conversion of the partnership;

•	entering into new lines of business, including but not limited to, those that do not generate “qualifying income” under Section 7704 of the Internal Revenue Code; and

•	any amendment to the master services agreement to which the partnership is a party, other than any amendment that the management committee determines would not materially adversely affect such partnership.
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
Cash Management Programs
     SNG participates in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing El Paso’s total borrowings from outside sources. SNG has historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2009, SNG had a note receivable from El Paso of $154 million. The balance due to SNG under the cash management program will be used for general partnership purposes, debt repurchase expenses and premiums and to pay for capital expenditures. The interest rate payable by El Paso under the cash management program will be equal to LIBOR plus the applicable margin in effect from time to time pursuant to El Paso Corporation’s Amended and Restated Credit Agreement dated July 31, 2006, as amended or replaced from time to time.
     In conjunction with our acquisition of the additional interest in CIG on July 24, 2009, CIG terminated its participation in El Paso’s cash management program. CIG converted its note receivable with El Paso under its cash management program into a demand note receivable from El Paso. At December 31, 2009, CIG had $73 million remaining under this note at an interest rate of 1.5%. We classified $73 million as current based on the net amount CIG anticipates using in the next twelve months considering available cash sources and needs.
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
Transportation Agreements
     CIG is a party to four transportation service agreements with WIC for transportation on the WIC system at maximum recourse rates. The total volume subject to these contracts is 176,971 Dth/d. These contracts extend for various terms with 57,950 Dth/d expiring on December 31, 2011; and the balance expiring thereafter. Under the service agreements, we are required to make minimum annual payments of $6 million in each of the years 2010-2011, $3 million in 2012 and $3 million in total thereafter. In response to a solicitation of offers to turn back capacity in a WIC open season, CIG relinquished 70,000 Dth/d of capacity effective January 1, 2008. WIC has remarketed this capacity along with off-system capacity acquired by WIC on a third party pipeline and other capacity on its pipeline to another affiliate, Cheyenne Plains, under a Firm Transportation Service Agreement for 125,000 Dth/d from the Opal Hub in western Wyoming to the Cheyenne Hub at maximum recourse rates for a term extending to 2020.
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
     CIG is a party to a capacity release agreement with PSCo, whereby PSCo has released storage capacity in our affiliate, Young Gas Storage Company, Ltd., to us for a term expiring on April 30, 2025. PSCo simultaneously contracted for a corresponding quantity of transportation and storage balancing service (which utilizes the storage capacity acquired through the capacity release).
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
     For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 12.
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

Director Independence
     The board of directors of our general partner has affirmatively determined that Ronald L. Kuehn, Jr, Arthur C. Reichstetter and William A. Smith each satisfy the independence requirements under the New York Stock Exchange listing standards. In making this determination, the board reviewed information from each of these directors regarding all of their respective relationships with us and analyzed the materiality of those relationships. The audit committee of our general partner’s board of directors is also composed entirely of independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     We paid audit fees of $1,444,000 for the year ended December 31, 2009 (including $792,000 related to CIG, our consolidated subsidiary) and $384,000 for the year ended December 31, 2008. These fees were for professional services rendered by Ernst & Young LLP for the audit of the consolidated financial statements of El Paso Pipeline Partners, L.P., the review of documents filed with the Securities and Exchange Commission, and related consents.
All Other Fees
     For the years ended December 31, 2009 and 2008, fees of $214,000 and $296,000 were paid to Ernst & Young LLP for professional services related to tax compliance and tax planning. No tax related services were provided for the year ended December 31, 2007.
     No audit-related services were provided by our independent registered public accounting firm for the years ended December 31, 2009 and 2008.
     During 2009, the Audit Committee approved all the types of audit and permitted non-audit services which our independent auditors were to perform during the year, as required under applicable law, and the cap on fees for each of these categories. The Audit Committee’s current practice is to consider for pre-approval annually all categories of audit and permitted non-audit services proposed to be provided by our independent auditors for a fiscal year. Pre-approval of tax services requires that the principal independent auditor provide the Audit Committee with written documentation of the scope and fee structure of the proposed tax services and discuss with the Audit Committee the potential effects, if any, of providing such services on the independent auditor’s independence. The Audit Committee will also consider for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. The Audit Committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for services that need to be addressed between Audit Committee meetings. The Audit Committee is then informed of these pre-approval decisions, if any, at the next meeting of the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following consolidated financial statements are included in Part II, Item 8 of this report:
1. Financial Statements.
     All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.
3. and (b). Exhibits
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
     The agreements included as exhibits to this report are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement and:
•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as maybe specified in the agreement and are subject to more recent developments.
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
(c)	Financial Statements of 50-Percent-Or-Less-Owned Investees
1. Financial Statements.

Report of Independent Registered Public Accounting Firm
The Partners of Southern Natural Gas Company
We have audited the accompanying consolidated balance sheets of Southern Natural Gas Company (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, partners’ capital/stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(c) for each of the three years in the period ended December 31, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Citrus Corp. and Subsidiaries (a corporation in which the Company had a 50% interest), have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included from Citrus Corp. and Subsidiaries, is based solely on the report of the other auditors, exclusive of the income adjustment related to the disposition of the equity interest in November 2007. In the consolidated financial statements, earnings from the Company’s investment in Citrus Corp. represent approximately 28% of income before income taxes for the year ended December 31, 2007.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Natural Gas Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the new income tax accounting standard, and effective January 1, 2008, the Company adopted the provisions of an accounting standard update related to the measurement date and changed the measurement date of its postretirement benefit plan.
/s/ Ernst & Young LLP
Houston, Texas
February 26, 2010

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2008

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2009	2008	2007
Operating revenues	$510	$540	$482

Operating expenses
Operation and maintenance	173	189	160
Depreciation and amortization	55	53	53
Taxes, other than income taxes	27	27	27

	255	269	240

Operating income	255	271	242
Earnings from unconsolidated affiliates	11	13	88
Other income, net	2	10	13
Interest and debt expense	(62)	(72)	(91)
Affiliated interest income	2	13	19

Income before income taxes	208	235	271
Income tax expense	—	—	69

Income from continuing operations	208	235	202
Discontinued operations, net of income taxes	—	—	19

Net income	208	235	221
Other comprehensive income	—	—	1

Comprehensive income	$208	$235	$222

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer	7	3
Affiliates	64	71
Other	2	2
Materials and supplies	15	14
Other	9	15

Total current assets	97	105

Property, plant and equipment, at cost	3,709	3,636
Less accumulated depreciation and amortization	1,411	1,373

Total property, plant and equipment, net	2,298	2,263

Other assets
Investment in unconsolidated affiliate	79	81
Note receivable from affiliate	112	95
Other	73	85

	264	261

Total assets	$2,659	$2,629

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$19	$28
Affiliates	27	10
Other	16	18
Taxes payable	9	8
Accrued interest	18	18
Asset retirement obligation	14	—
Other	5	10

Total current liabilities	108	92

Long-term debt	910	910

Other liabilities	27	50

Commitments and contingencies (Note 7)
Partners’ capital	1,614	1,577

Total liabilities and partners’ capital	$2,659	$2,629

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$208	$235	$221
Less income from discontinued operations, net of income taxes	—	—	19

Income from continuing operations	208	235	202
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	55	53	53
Deferred income tax expense	—	—	23
Earnings from unconsolidated affiliates, adjusted for cash distributions	2	3	42
Other non-cash income items	(1)	(5)	(6)
Asset and liability changes
Accounts receivable	4	13	(7)
Accounts payable	9	7	(13)
Taxes payable	—	—	(21)
Other current assets	18	(5)	5
Other current liabilities	10	(9)	(4)
Non-current assets	—	(11)	(5)
Non-current liabilities	(19)	4	(320)

Cash provided by (used in) continuing activities	286	285	(51)
Cash provided by discontinued activities	—	—	25

Net cash provided by (used in) operating activities	286	285	(26)

Cash flows from investing activities
Capital expenditures	(138)	(138)	(243)
Net change in notes receivable from affiliate	(18)	289	(152)
Proceeds from the sale of assets	41	—	—

Cash provided by (used in) continuing activities	(115)	151	(395)
Cash used in discontinued activities	—	—	(25)

Net cash provided by (used in) investing activities	(115)	151	(420)

Cash flows from financing activities
Payments to retire long-term debt	—	(236)	(584)
Distributions to partners	(171)	(200)	—
Net proceeds from issuance of long-term debt	—	—	494
Contribution from parent	—	—	536

Net cash provided by (used in) financing activities	(171)	(436)	446

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL/STOCKHOLDER’S EQUITY
(In millions, except share amounts)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Capital	Retained	Comprehensive	Stockholder’s	Partner’
	Shares	Amount	Paid-in	Earnings	Income (Loss)	Equity	Capital
January 1, 2007	1,000	$—	$340	$1,304	$—	$1,644	$—
Net income				187		187
Other comprehensive income					1	1	—
Adoption of new tax accounting standard, net of income tax of $(3)				(5)		(5)	—
Reclassification to regulatory liability (Note 8)					(5)	(5)	—

October 31, 2007	1,000	—	340	1,486	(4)	1,822	—
Conversion to general partnership (November 1, 2007)	(1,000)		(340)	(1,486)	4	(1,822)	1,822
Contributions							536
Distributions							(850)
Net income							34

December 31, 2007	—	—	—	—	—	—	1,542
Net income							235
Distributions							(200)

December 31, 2008	—	—	—	—	—	—	1,577
Net income							208
Distributions							(171)

December 31, 2009	—	$—	$—	$—	$—	$—	$1,614

See accompanying notes.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
     We are a Delaware general partnership, originally formed in 1935 as a corporation. We are owned 75 percent by El Paso SNG Holding Company, L.L.C., a subsidiary of El Paso Corporation (El Paso) and 25 percent by EPPP SNG GP Holdings, L.L.C., a subsidiary of El Paso Pipeline Partners, L.P. (EPB) which is majority owned by El Paso. In conjunction with the formation of EPB in November 2007, we distributed our 50 percent interest in Citrus Corp. (Citrus), our wholly owned subsidiaries Southern LNG, Inc. (SLNG) and Elba Express Company, LLC (Elba Express) to El Paso effective November 21, 2007. Citrus owns the Florida Gas Transmission Company, LLC (FGT) pipeline system and SLNG owns our Elba Island LNG facility. We have reflected the SLNG and Elba Express operations as discontinued operations in our financial statements for periods prior to their distribution. Additionally, effective November 1, 2007, we converted to a general partnership and are no longer subject to income taxes and settled our current and deferred income tax balances through El Paso’s cash management program. For a further discussion of these and other related transactions, see Notes 2, 3 and 11.
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of intercompany accounts and transactions.
     We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.
Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulated Operations
     Our natural gas pipeline and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement employee benefit plan costs, loss on reacquired debt, an equity return component on regulated capital projects and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.
Cash and Cash Equivalents
     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Doubtful Accounts
     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectability and establish or adjust our allowance as necessary using the specific identification method.
Materials and Supplies
     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.
Natural Gas Imbalances
     Natural gas imbalances occur when the amount of natural gas received on a customer’s contract at the supply point differs from the amount of natural gas delivered under the customer’s transportation contract at the delivery point. We value these imbalances due to or from shippers at specified index prices set forth in our tariff based on the production month in which the imbalances occur. Customer imbalances are aggregated and netted on a monthly basis, and settled in cash, subject to the terms of our tariff. For differences in value between the amounts we pay or receive for the purchase or sale of natural gas used to resolve shipper imbalances over the course of a year, we have the right under our tariff to recover applicable losses or refund applicable gains through a storage cost reconciliation charge. This charge is applied to volumes as they are transported on our system. Annually, we true-up any losses or gains obtained during the year by adjusting the following years’ storage cost reconciliation charge.
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
     We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from less than one percent to 20 percent per year. Using these rates, the remaining depreciable lives of these assets range from two to 43 years. We re-evaluate depreciation rates each time we file with the FERC for a change in our transportation and storage rates.
     When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less their salvage value. We do not recognize a gain or loss unless we sell or retire an entire operating unit, as defined by the FERC. We include gains or losses on dispositions of operating units in operation and maintenance expense in our income statements.
     At December 31, 2009 and 2008, we had $34 million and $48 million of construction work in progress included in our property, plant and equipment.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We capitalize a carrying cost (an allowance for funds used during construction) on debt and equity funds related to our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on our average cost of debt. Interest costs capitalized during the years ended December 31, 2009, 2008 and 2007, were $1 million, $3 million and $4 million. These debt amounts are included as a reduction to interest and debt expense on our income statement. The equity portion is calculated using the most recent FERC-approved equity rate of return. The equity amounts capitalized (exclusive of taxes) during the years ended December 31, 2009, 2008 and 2007, were $3 million, $7 million and $8 million. These equity amounts are included in other income on our income statement.
Asset and Investment Divestitures/Impairments
     We evaluate assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sale, among other factors.
     We reclassify assets to be sold in our financial statements as either held-for-sale or from discontinued operations when it becomes probable that we will dispose of the assets within the next twelve months and when they meet other criteria, including whether we will have significant long-term continuing involvement with those assets after they are sold. We cease depreciating assets in the period that they are reclassified as either held for sale or from discontinued operations, and reflect the results of our discontinued operations in our income statement separately from those of continuing operations. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. Cash provided by discontinued activities in the operating activities section of our cash flow statement includes all operating cash flows generated by our discontinued businesses during the period. Proceeds from the sale of our discontinued operations are classified in cash provided by discontinued activities in the cash flows from investing activities section of our cash flow statement. To the extent that these operations participated in El Paso’s cash management program, we reflected transactions related to El Paso’s cash management program as financing activities in our cash flow statement.
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

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Environmental Costs and Other Contingencies
     Environmental Costs. We record liabilities at their undiscounted amounts on our balance sheet as other current and long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.
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
Income Taxes
     Effective November 1, 2007, we converted to a general partnership in conjunction with the formation of EPB and accordingly, we are no longer subject to income taxes. As a result of our conversion to a general partnership, we settled our then existing current and deferred tax balances with recoveries of note receivables from El Paso under its cash management program pursuant to our tax sharing agreement with El Paso (see Notes 3 and 11). Prior to that date, we recorded current income taxes based on our taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We accounted for tax credits under the flow-through method, which reduced the provision for income taxes in the year the tax credits first became available. We reduced deferred tax assets by a valuation allowance when, based on our estimates, it was more likely than not that a portion of those assets would not be realized in a future period.
     On January 1, 2007, we adopted a new income tax accounting standard. The adoption of the standard did not have a material impact on our financial statements.
Accounting for Asset Retirement Obligations
     We record a liability for legal obligations associated with the replacement, removal or retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is also recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization expense in our income statement. We have the ability to recover certain of these costs from our customers and have recorded an asset (rather than expense) associated with the accretion of the liabilities described above.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We have legal obligations associated with the retirement of our natural gas pipeline, transmission facilities and storage wells. Our legal obligations primarily involve purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
     Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. We record changes in estimates based on changes in the expected amount and timing of payments to settle our asset retirement obligations. We intend on operating and maintaining our natural gas pipeline and storage system as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our natural gas pipeline and storage system assets because these assets have indeterminate lives.
     The net asset retirement obligation as of December 31 reported on our balance sheets in current and other non-current liabilities and the changes in the net liability for the years ended December 31 were as follows:

	2009	2008
	(In millions)
Net asset retirement obligation at January 1	$20	$—
Accretion expense	2	—
Changes in estimate	(3)	20

Net asset retirement obligation at December 31(1)	$19	$20

(1)	For the year ended December 31, 2009, approximately $14 million of this amount is reflected in current liabilities.
Postretirement Benefits
     We maintain a postretirement benefit plan covering certain of our former employees. This plan requires us to make contributions to fund the benefits to be paid out under the plan. These contributions are invested until the benefits are paid out to plan participants. We record the net benefit cost related to this plan in our income statement. This net benefit cost is a function of many factors including benefits earned during the year by plan participants (which is a function of the level of benefits provided under the plan, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to our postretirement benefit plan, see Note 8.
     In accounting for our postretirement benefit plan, we record an asset or liability for our postretirement benefit plan based on the over funded or under funded status of the plan. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability.
     Effective January 1, 2008, we adopted the provisions of an accounting standard update related to measurement date and changed the measurement date of our postretirement benefit plan from September 30 to December 31. The adoption of the measurement date provisions of this standard did not have a material impact on our financial statements.
     Effective December 31, 2009, we expanded our disclosures about postretirement benefit plan assets as a result of new disclosure requirements. See Note 8 for these expanded disclosures.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
New Accounting Pronouncements Issued But Not Yet Adopted
     As of December 31, 2009, the following accounting standards had not yet been adopted by us.
     Transfers of Financial Assets. In June 2009, the FASB updated accounting standards on financial asset transfers. Among other items, this update eliminated the concept of a qualifying special-purpose entity (QSPE) for purposes of evaluating whether an entity should be consolidated or not. The changes are effective for existing QSPEs as of January 1, 2010 and for transactions entered into on or after January 1, 2010. The adoption of this accounting standard in January of 2010 did not have a material impact on our financial statements as we amended our existing accounts receivable sales program in January 2010 (see Note 11).
     Variable Interest Entities. In June 2009, the FASB updated accounting standards for variable interest entities to revise how companies determine the primary beneficiaries of these entities, among other changes. Companies will now be required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standard in January of 2010 did not have a material impact on our financial statements.
2. Divestitures
     In November 2007, in conjunction with the formation of EPB, we distributed our wholly owned subsidiaries, SLNG and Elba Express, to El Paso. We have reflected these operations as discontinued operations in our financial statements for periods prior to their distribution. We classify assets (or groups of assets) to be disposed of as held for sale or, if appropriate, from discontinued operations when they have received appropriate approvals to be disposed of by our management when they meet other criteria. We also distributed our investment in Citrus to El Paso which is not reflected in discontinued operations. The table below summarizes the operating results of our discontinued operations for the year ended December 31, 2007.

(In millions)
Revenues	$61
Costs and expenses	(35)
Other income, net	4
Interest and debt expense	1

Income before income taxes	31
Income taxes	12

Income from discontinued operations, net of income taxes	$19

3. Income Taxes
     In conjunction with the formation of EPB, we converted our legal structure into a general partnership effective November 1, 2007 and are no longer subject to income taxes. We also settled our then existing current and deferred income tax balances pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program.
     Components of Income Tax Expense. The following table reflects the components of income tax expense included in income from continuing operations for the year ended December 31, 2007:

(In millions)

Current
Federal	$40
State	6

46

Deferred
Federal	19
State	4

23

Total income taxes	$69

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Effective Tax Rate Reconciliation. Our income tax expense, included in income from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for the year ended December 31, 2007:

(In millions,
except for
rates)
Income taxes at the statutory federal rate of 35%	$95
Increase (decrease)
Pretax income not subject to income tax after conversion to partnership	(11)
State income taxes, net of federal income tax benefit	6
Earnings from unconsolidated affiliates where we anticipate receiving dividends	(21)

Income taxes	$69

Effective tax rate	25%

4. Fair Value of Financial Instruments
     At December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents and trade receivables and payables are representative of their fair value because of the short-term nature of these instruments. At December 31, 2009 and 2008, we had an interest bearing note receivable from El Paso of approximately $154 million and $136 million due upon demand, with a variable interest rate of 1.5% and 3.2%. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of this note receivable approximates the carrying value due to the note being due on demand and the market-based nature of the interest rate.
     In addition, the carrying amounts of our long-term debt and their estimated fair values, which are based on quoted market prices for the same or similar issues, are as follows at December 31:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In millions)
Long-term debt, including current maturities	$910	$977	$910	$726
5. Regulatory Assets and Liabilities
     Our current and non-current regulatory assets are included in other current and non-current assets on our balance sheets. Our non-current regulatory liabilities are included in other non-current liabilities on our balance sheets. Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities at December 31:

	2009	2008
	(In millions)
Current regulatory assets	4	1

Non-current regulatory assets
Taxes on capitalized funds used during construction	29	34
Unamortized loss on reacquired debt	32	36
Other	1	4

Total non-current regulatory assets	62	74

Total regulatory assets	$66	$75

Non-current regulatory liabilities
Postretirement benefits	$5	$—
Other	3	4

Total non-current regulatory liabilities	$8	$4

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The significant regulatory assets and liabilities include:
     Taxes on Capitalized Funds Used During Construction: These regulatory asset balances were established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. Taxes on capitalized funds used during construction are amortized and the offsetting deferred income taxes are included in the rate base. Both are recovered over the depreciable lives of the long lived asset to which they relate.
     Unamortized Loss on Reacquired Debt: These amounts represent the deferred and unamortized portion of losses on reacquired debt which are not included in the rate base, but are recovered over the original life of the debt issue through the authorized rate of return.
     Postretirement Benefits: These balances represent deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plan and differences in the postretirement benefit related amounts expensed and the amounts recoverable in rates. Postretirement benefit amounts have been included in the rate base computations and are recoverable in such periods as benefits are funded.
6. Debt and Credit Facilities
     Debt. Our long-term debt consisted of the following at December 31:

	2009	2008
	(In millions)
5.90% Notes due April 2017	$500	$500
7.35% Notes due February 2031	153	153
8.0% Notes due March 2032	258	258

	911	911
Less: Unamortized discount	1	1

Total long-term debt, less current maturities	$910	$910

     In March 2009, we, Southern Natural Issuing Corporation (SNIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which we and SNIC may co-issue debt securities in the future. SNIC is a wholly owned finance subsidiary of us and is the co-issuer of certain of our outstanding debt securities. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.
     Under our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens. For the year ended December 31, 2009, we were in compliance with our debt-related covenants. Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated.
7. Commitments and Contingencies
Legal Proceedings
     Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. These cases were filed in 1997 by an individual under the False Claims Act and have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. In March 2009, the Tenth Circuit of Appeals affirmed the dismissals and in October 2009, the plaintiff’s appeal to the United States Supreme court was denied.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     At December 31, 2009, we accrued approximately $2 million for our outstanding legal matters.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At both December 31, 2009 and 2008, we had accrued approximately $1 million for expected remediation costs and associated onsite, offsite and groundwater technical studies.
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
Rates and Regulatory Matters
     Notice of Proposed Rulemaking. In October 2007, the Minerals Management Service (MMS) issued a notice of proposed rulemaking that is applicable to pipelines located in the Outer Continental Shelf (OCS). If adopted, the proposed rules would substantially revise MMS OCS pipeline and rights-of-way regulations. The proposed rules would have the effect of (i) increasing the financial obligations of entities, like us, which have pipelines and pipeline rights-of-way in the OCS; (ii) increasing the regulatory requirements imposed on the operation and maintenance of existing pipelines and rights of way in the OCS; and (iii) increasing the requirements and preconditions for obtaining new rights-of-way in the OCS.
     Rate Case. In January 2010, the FERC approved our settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013.
Other Commitments
     Commercial Commitments. At December 31, 2009, we entered into unconditional purchase obligations for products and services totaling approximately $95 million primarily related to the South System III project and the Southeast Supply Header project. Our annual obligations under these agreements are $71 million in 2010 and $24 million in 2011. In addition, we have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Operating Leases. We lease property, facilities and equipment under various operating leases. Our primary commitment under operating leases is the lease of our office space in Birmingham, Alabama. El Paso guarantees our obligations under these lease agreements. Future minimum annual rental commitments under our operating leases at December 31, 2009, were as follows:

Year Ending	Operating
December 31,	Leases
(In millions)
2010	$3
2011	3
2012	3
2013	3
2014	3
Thereafter	8

Total	$23

     Rent expense on our lease obligations for the years ended December 31, 2009, 2008 and 2007 was less than $1 million, $4 million, and less than $1 million. These amounts include our share of rent allocated to us from El Paso.
     Other Commercial Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligations under these easements are not material to the results of our operations. During 2009, we entered into a $57 million letter of credit associated with our projected construction costs related to the Southeast Supply Header project.
     Guarantees. We are or have been involved in various ownership and other contractual arrangements that sometimes require us to provide additional financial support that results in the issuance of performance guarantees that are not recorded in our financial statements. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. As of December 31, 2009, we have a performance guarantee related to contracts held by SLNG, an entity formerly owned by us, with a maximum exposure of $225 million and a performance guarantee related to contracts held by Elba Express, an entity formerly owned by us, with no stated maximum limit. We estimate our potential exposure related to these guarantees is approximately $93 million, which is based on their remaining estimated obligations under the contracts.
8. Retirement Benefits
     Pension and Retirement Savings Plans. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including our former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on its performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefits Plan. We provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. Employees in this group who retire after June 30, 2000 continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through our rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. We expect to contribute $4 million to our postretirement benefit plan in 2010.
     Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for our postretirement benefit plan under the accounting standards related to other postretirement plans, we record an asset or liability for our postretirement benefit plan based on its over funded or under funded status. In March 2007, the FERC issued guidance requiring regulated pipeline companies to record a regulatory asset or liability for any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions that would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. Upon adoption of this FERC guidance, we reclassified $5 million from accumulated other comprehensive income to a regulatory liability.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below provides information about our postretirement benefit plan. In 2008, we adopted the FASB’s revised measurement date provisions for other postretirement benefit plans and the information below for 2008 is presented and computed as of and for the fifteen months ended December 31, 2008. For 2009, the information is presented and computed as of and for the twelve months ended December 31, 2009.

	December 31,	December 31,
	2009	2008
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$61	$62
Interest cost	4	4
Participant contributions	1	1
Actuarial (gain) loss	(1)	1
Benefits paid(1)	(6)	(7)

Accumulated postretirement benefit obligation — end of period	$59	$61

Change in plan assets:
Fair value of plan assets — beginning period	$46	$66
Actual return on plan assets	8	(17)
Employer contributions	4	4
Participant contributions	—	1
Benefits paid	(6)	(8)

Fair value of plan assets — end of period	$52	$46

Reconciliation of funded status:
Fair value of plan assets	$52	$46
Less: accumulated postretirement benefit obligation	59	61

Net liability at December 31	$(7)	$(15)

(1)	Amounts shown net of a subsidy of approximately $1 million for each of the years ended December 31, 2009 and 2008 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Plan Assets. The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions. Although actual allocations vary from time to time from our targeted allocations, the target allocations of our postretirement plan’s assets are 65 percent equity and 35 percent fixed income securities. We may invest assets in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.
     We use various methods to determine the fair values of the assets in our other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate these assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2009, our assets are comprised of an exchange-traded mutual fund with a fair value of $2 million and common/collective trusts with a fair value of $50 million. Our exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. Our common/collective trusts are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. We may adjust the fair value of our common/collective trusts, when necessary, for factors such as liquidity or risk of nonperformance by the issuer. We do not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2009 and 2008.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Expected Payment of Future Benefits. As of December 31, 2009, we expect the following benefit payments under our plan:

Year Ending	Expected
December 31,	Payments(1)
(In millions)
2010	$5
2011	5
2012	5
2013	5
2014	5
2015 - 2019	22

(1)	Includes a reduction of approximately $1 million in each of the years 2010 — 2014 and approximately $4 million in aggregate for 2015 — 2019 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining our postretirement plan obligations and net benefit costs for 2009, 2008 and 2007:

	2009	2008	2007
	(Percent)
Assumptions related to benefit obligations at December 31, 2009 and 2008 and September 30, 2007 measurement dates:
Discount rate	5.51	6.00	6.05
Assumptions related to benefit costs at December 31:
Discount rate	6.00	6.05	5.50
Expected return on plan assets(1)	8.00	8.00	8.00

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. Our postretirement benefit plan’s investment earnings are subject to unrelated business income taxes at a rate of 35%. The expected return on plan assets for our postretirement benefit plan is calculated using the after-tax rate of return.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 8.0 percent, gradually decreasing to 5.0 percent by the year 2015. Assumed health care cost trends can have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change would not have had a significant effect on interest costs in 2009 or 2008. A one-percentage point change in assumed health care cost trends would have the following effect as of December 31, 2009 and 2008:

	2009	2008
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$5	$5
One percentage point decrease:
Accumulated postretirement benefit obligation	$(4)	$(5)
     Components of Net Benefit Cost. For each of the years ended December 31, the components of net benefit cost are as follows:

	2009	2008	2007
	(In millions)
Interest cost	$3	$4	$4
Expected return on plan assets	(2)	(3)	(3)
Amortization of net actuarial gain	—	(1)	—

Net benefit cost	$1	$—	$1

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Transactions with Major Customers
     The following table shows revenues from our major customers for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
SCANA Corporation(1)	$83	$79	$77
Southern Company Services	58	55	54

(1)	A significant portion of revenues received from a subsidiary of SCANA Corporation resulted from firm capacity released by Atlanta Gas Light Company under terms allowed by our tariff.
10. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Interest paid, net of capitalized interest	$61	$75	$97
Income tax payments	—	—	374	(1)

(1)	Includes amounts related to the settlement of current and deferred tax balances due to the conversion to a partnership in November 2007 (see Notes 3 and 11).
11. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     Citrus. Prior to its transfer to El Paso in November 2007 in conjunction with the formation of EPB, we had a 50 ownership percent interest in Citrus, which owns the FGT pipeline system. CrossCountry Energy, LLC, a subsidiary of Southern Union Company, owns the other 50 percent of Citrus. During 2007, we received $103 million in dividends from Citrus.
     Bear Creek Storage Company, LLC (Bear Creek). We have a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Pipeline Company, our affiliate. We account for our investment in Bear Creek using the equity method of accounting. During 2009, 2008 and 2007, we received $13 million, $16 million and $27 million in dividends from Bear Creek.
     Summarized financial information of our proportionate share of our unconsolidated affiliates as of and for the years ended December 31 is presented as follows:

	2009	2008	2007
	(In millions)
Operating results data:(1)
Operating revenues	$18	$20	$267
Operating expenses	7	8	115
Income from continuing operations and net income	11	13	92	(2)

	2009	2008
	(In millions)
Financial position data:
Current assets	$28	$27
Non-current assets	52	55
Other current liabilities	1	1
Equity in net assets	79	81

(1)	Includes Citrus results for the entire year ended December 31, 2007. Our share of Citrus’ net income prior to the distribution of this investment in November 2007 was $75 million, adjusted for the excess purchase price amortization.

(2)	The difference between our proportionate share of our equity investments’ net income and our earnings from unconsolidated affiliates in 2007 is due primarily to the excess purchase price amortization related to Citrus and differences between the estimated and actual equity earnings on our investments.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transactions with Affiliates
     Contributions/Distributions. On November 21, 2007, in conjunction with the formation of EPB, we made a distribution of our 50 percent ownership in Citrus and our wholly owned subsidiaries SLNG and Elba Express (described in Note 1) with a book value of approximately $850 million to El Paso and El Paso made a capital contribution of approximately $536 million to us.
     We are required to make distributions of available cash as defined in our partnership agreement on a quarterly basis to our partners. During 2009 and 2008, we paid cash distributions of approximately $171 million and $200 million to our partners. We did not make any distributions to our partners during 2007. In addition, in January 2010 we paid a cash distribution to our partners of approximately $83 million.
     Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. We have historically advanced cash to El Paso in exchange for an affiliated note receivable that is due upon demand. At December 31, 2009 and 2008, we had a note receivable from El Paso of $154 million and $136 million. We classified $42 million and $41 million of this receivable as current on our balance sheets at December 31, 2009 and 2008, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on our note at December 31, 2009 and 2008 was 1.5% and 3.2%.
     Income Taxes. Effective November 1, 2007, we converted into a general partnership as discussed in Note 1 and settled our then existing current and deferred tax balances of approximately $334 million pursuant to our tax sharing agreement with El Paso with recoveries of note receivables from El Paso under its cash management program. During 2007, we also settled $20 million with El Paso through its cash management program for certain tax attributes previously reflected as deferred income taxes in our financial statements. These settlements are reflected as operating activities in our statement of cash flows.
     Accounts Receivable Sales Program. We sell certain accounts receivable to a QSPE whose purpose is solely to invest in our receivables, which are short-term assets that generally settle within 60 days. During the year ended December 31, 2009 and 2008, we received net proceeds in both periods of $0.5 billion related to sales of receivables to the QSPE and changes in our subordinated beneficial interests, and recognized losses of less than $1 million on these transactions. As of December 31, 2009 and 2008, we had approximately $50 million and $48 million of receivables outstanding with the QSPE, for which we received cash of approximately $30 million and $24 million and received subordinated beneficial interests of approximately $19 million and $23 million. The QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $30 million and $25 million as of December 31, 2009 and 2008. We reflect the subordinated interest in receivables sold at their fair value on the date they are issued. These amounts (adjusted for subsequent collections), are recorded as accounts receivable from affiliate in our balance sheets. Our ability to recover our carrying value of our subordinated beneficial interests is based on the collectability of the underlying receivables sold to the QSPE. We reflect accounts receivable sold under this program and changes in the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under these agreements, we earn a fee for servicing the receivables and performing all administrative duties for the QSPE which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the years ended December 31, 2009 and 2008.
     In January 2010, we ceased selling accounts receivable to the QSPE and began selling those receivables directly to a third party financial institution. In return, the third party financial institution pays a certain amount of cash up front for the receivables, and pays the remaining amount owed over time as cash is collected from the receivables.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business and the services are based on the same terms as non-affiliates, including natural gas transportation services to affiliates under long-term contracts.

SOUTHERN NATURAL GAS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table shows overall revenues and charges from our affiliates for each of the three years ended December 31:

	2009	2008	2007
	(In millions)
Revenues from affiliates	$6	$6	$7
Operation and maintenance expenses from affiliates	125	120	69
Reimbursement of operating expenses charged to affiliates	14	13	—
12. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total
	(In millions)
2009
Operating revenues	$126	$119	$124	$141	$510
Operating income	64	57	57	77	255
Net income	48	48	45	67	208

2008
Operating revenues	$163	$125	$123	$129	$540
Operating income	101	61	54	55	271
Net income	95	53	44	43	235

SCHEDULE II
SOUTHERN NATURAL GAS COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(In millions)

	Balance at	Charged to			Balance
	Beginning	Costs and		Charged to Other	at End
Description	of Period	Expenses	Deductions	Accounts	of Period
2009
Legal reserves	$2	$—	$—	$—	$2
Environmental reserves	1	—	—	—	1

2008
Legal reserves	$2	$—	$—	$—	$2
Environmental reserves	1	—	—	—	1

2007(1)
Valuation allowance on deferred tax assets	$1	$—	$—	$(1)	$—
Legal reserves	2	—	—	—	2
Environmental reserves	1	—	—	—	1

(1)	Amounts reflect the reclassification of certain entities as discontinued operations.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2010.

EL PASO PIPELINE PARTNERS, L.P.
By:	El Paso Pipeline GP Company, L.L.C., its General Partner

By:	/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Pipeline Partners, L.P. and in the capacities with El Paso Pipeline GP Company, L.L.C., its General Partner, and on the dates indicated:

Signature	Title	Date
/s/ James C. Yardley	President, Chief Executive Officer and Director	February 26, 2010

James C. Yardley	(Principal Executive Officer)

/s/ John R. Sult	Senior Vice President, Chief Financial Officer	February 26, 2010

John R. Sult	and Director
(Principal Financial Officer)

/s/ Rosa P. Jackson	Vice President and Controller	February 26, 2010

Rosa P. Jackson	(Principal Accounting Officer)

/s/ Ronald L. Kuehn, Jr.	Chairman of the Board	February 26, 2010

Ronald L. Kuehn, Jr.

/s/ Douglas L. Foshee	Director	February 26, 2010

Douglas L. Foshee

/s/ D. Mark Leland	Director	February 26, 2010

D. Mark Leland

/s/ Arthur C. Reichstetter	Director	February 26, 2010

Arthur C. Reichstetter

/s/ William A. Smith	Director	February 26, 2010

William A. Smith

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
December 31, 2009
     Each exhibit identified below is filed as part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement.
EXHIBIT LIST

Exhibit
Number	Description
2.A	Contribution and Exchange Agreement, dated September 17, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, El Paso SNG Holding Company, L.L.C., Southern Natural Gas Company, EPPP SNG GP Holdings, L.L.C. and EPPP CIG GP Holdings, L.L.C. (incorporated by reference to Exhibit 2.1 to our current Report on Form 8-K filed with the SEC on September 23, 2008).

2.B	Contribution Agreement, dated July 24, 2009, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company and EPPP CIG GP Holdings, L.L.C. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 28, 2009).

3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K, filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

4.A	Registration Rights Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and Tortoise Energy Infrastructure Corporation. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

Exhibit
Number	Description
4.B	Indenture dated June 1, 1987 between Southern Natural Gas Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.1 to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Second Supplemental Indenture dated as of February 13, 2001, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.2 to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007); Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (Exhibit 4.C to the Southern Natural Gas Company quarterly report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007); Fifth Supplemental Indenture dated October 15, 2007 by and among SNG, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on October 16, 2007); Sixth Supplemental Indenture dated November 1, 2007 by and among Southern Natural Gas Company, Southern Natural Issuing Corporation, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on November 7, 2007).

4.C	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007).

4.D	Indenture dated as of March 5, 2003 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.C to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

4.E	Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.1 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.2 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.3 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Fourth Supplemental Indenture dated October 15, 2007 by and between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on October 16, 2007); Fifth Supplemental Indenture dated November 1, 2007 by and among Colorado Interstate Gas Company, Colorado Interstate Issuing Corporation, and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on November 7, 2007).

Exhibit
Number	Description
10.A	Credit Agreement, dated as of November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C. and Wyoming Interstate Company, Ltd. and the lenders and agents identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.B	Omnibus Agreement, dated November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Colorado Interstate Gas Company, Southern Natural Gas Company and El Paso Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.C	General Partnership Agreement of Colorado Interstate Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Colorado Interstate Gas Company Form 8-K filed with the SEC on November 7, 2007); First Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Colorado Interstate Gas Company Form 8-K filed with the SEC on October 6, 2008); Second Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated July 24, 2009 (incorporated by reference to Exhibit 3 to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on July 30, 2009).

10.D	General Partnership Agreement of Southern Natural Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Southern Natural Gas Company Form 8-K filed with the SEC on November 7, 2007); First Amendment to the General Partnership Agreement of Southern Natural Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Southern Natural Gas Company Form 8-K filed with the SEC on October 6, 2008).

+10.E	Long-Term Incentive Plan of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.F	Contribution, Conveyance and Assumption Agreement, dated November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., WIC Holdings Company, L.L.C., El Paso Wyoming Gas Supply Company, L.L.C., EPPP SNG GP Holdings, L.L.C., EPPP CIG GP Holdings, L.L.C., El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.G	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1).

10.H	Form of Master Services Agreement by and between Colorado Interstate Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company, El Paso Natural Gas Company and CIG Pipeline Services Company L.L.C. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1).

10.I	Form of Master Services Agreement by and between Southern Natural Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company and SNG Pipeline Services Company, L.L.C. (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1).

10.J	Contribution, Conveyance and Assumption Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Noric Investments III, L.L.C., El Paso CNG Company, L.L.C., El Paso Pipeline Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., EPPP CIG GP Holdings, L.L.C., El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Partners Operating Company, L.L.C., Colorado Interstate Gas Company, Southern Natural Gas Company and El Paso Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

Exhibit
Number	Description
10.K	Securities Purchase Agreement dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and NGPMR MLP Opportunity Fund Company, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2008).

10.L	Securities Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C. and Tortoise Energy Infrastructure Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2008; Exhibit A to this agreement is filed as Exhibit 4.A to this Annual Report on Form 10-K).

*10.M	Note Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., as guarantor, El Paso Pipeline Partners Operating Company, L.L.C., as issuer, and the insurance companies and financial institutions named therein as parties thereto.

10.N	Registration Rights Agreement, dated as of March 26, 2007, among Southern Natural Gas Company and Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BNP Paribas Securities Corp., HVB Capital Markets, Inc., Greenwich Capital Markets, Inc., Scotia Capital (USA) Inc., and SG Americas Securities, LLC (Exhibit 10.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007).

10.O	No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.A to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.P	Purchase and Sale Agreement, By and Among CIG Gas Supply Company, Wyoming Gas Supply Inc., WIC Holdings Inc., El Paso Wyoming Gas Supply Company and Wyoming Interstate Company, Ltd., dated November 1, 2005 (Exhibit 10.B to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.Q	Lease Agreement dated December 17, 2008, and effective on November 1, 2008, by and between WYCO Development LLC, a Colorado limited liability company, and Colorado Interstate Gas Company, a Delaware corporation (Exhibit 10.C to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

*12	Ratio of Earnings to Fixed Charges.

*21	List of subsidiaries of El Paso Pipeline Partners, L.P.

*23.A	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

*23.B	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP.

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.