Form 10-Q
period 2010-03-31
El Paso Pipeline Partners, L.P.
filed 2010-05-10
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 112,830,998 Common Units, 27,727,411 Subordinated Units and 2,868,539 General Partner Units outstanding as of May 3, 2010:

EL PASO PIPELINE PARTNERS, L.P.

____________

  Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	Bcfe	= billion cubic feet of natural gas equivalents
BBtu	= billion British thermal units	MMcf	= million cubic feet

  When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

  When we refer to “us,” “we,” “our,” “ours,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended March 31,
	2010	2009(1)
Operating revenues	$188.1	$152.9
Operating expenses
Operation and maintenance	47.6	45.2
Depreciation and amortization	19.6	18.4
Taxes, other than income taxes	7.1	7.6
	74.3	71.2
Operating income	113.8	81.7
Earnings from unconsolidated affiliates	19.7	12.8
Other income, net	14.9	9.7
Interest and debt expense, net	(18.9)	(15.7)
Affiliated interest income, net	0.6	1.0
Income before income taxes	130.1	89.5
Income tax expense	2.4	5.4
Net income	127.7	84.1
Net income attributable to noncontrolling interests	(38.4)	(23.9)
Net income attributable to El Paso Pipeline Partners, L.P.	$89.3	$60.2

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.53	$0.40
Subordinated units	$0.51	$0.40

___________

(1) Retrospectively adjusted as discussed in Notes 1 and 2.

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	March 31,	December 31,
	2010	2009(1)
ASSETS
Current assets
Cash and cash equivalents	$71.0	$36.4
Accounts and notes receivable
Customer, net of allowance of $0.1 in 2010	33.6	20.4
Affiliates	99.2	197.0
Other	18.3	0.7
Other	24.8	21.8
Total current assets	246.9	276.3
Property, plant and equipment, at cost	3,962.2	3,898.1
Less accumulated depreciation and amortization	809.0	788.2
Total property, plant and equipment, net	3,153.2	3,109.9
Other assets
Investments in unconsolidated affiliates	416.2	417.5
Other	112.7	112.4
	528.9	529.9
Total assets	$3,929.0	$3,916.1

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$9.6	$9.5
Affiliates	21.2	80.2
Other	30.0	35.6
Taxes payable	17.5	31.2
Other	45.6	53.3
Total current liabilities	123.9	209.8
Other liabilities
Long-term debt and other financing obligations, less current maturities	2,068.0	1,626.4
Deferred tax liabilities	—	57.5
Other liabilities	52.5	51.1
	2,120.5	1,735.0

Commitments and contingencies (Note 7)
Partners’ capital
El Paso Pipeline Partners L.P. partners’ capital
Common units (112,830,998 and 97,622,247 units issued and outstanding at March 31, 2010 and December 31, 2009)	1,552.5	1,304.6
Subordinated units (27,727,411 units issued and outstanding at March 31, 2010 and December 31, 2009)	302.1	297.4
General partner units (2,868,539 and 2,558,028 units issued and outstanding at March 31, 2010 and December 31, 2009)	(967.1)	(370.9)
Accumulated other comprehensive loss	(0.3)	—
Total El Paso Pipeline Partners L.P. partners’ capital	887.2	1,231.1
Noncontrolling interests	797.4	740.2
Total partners’ capital	1,684.6	1,971.3
Total liabilities and partners’ capital	$3,929.0	$3,916.1
____________

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended March 31,
	2010	2009(1)

Cash flows from operating activities
Net income	$127.7	$84.1
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	19.6	18.4
Deferred income tax expense	1.2	2.4
Earnings from unconsolidated affiliates, adjusted for cash distributions	1.5	(3.6)
Other non-cash income items	(11.7)	(7.8)
Asset and liability changes
Taxes payable	(12.1)	2.8
Accumulated deferred taxes	(58.2)	—
Other, net	(11.9)	41.3
Net cash provided by operating activities	56.1	137.6

Cash flows from investing activities
Capital expenditures	(70.4)	(205.4)
Cash paid to acquire interests in SLNG and Elba Express	(468.1)	—
Acquisition	(8.1)	—
Proceeds from sale of assets	17.8	—
Net change in notes receivable from affiliates	78.3	(3.0)
Other	1.2	1.7
Net cash used in investing activities	(449.3)	(206.7)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	236.1	—
Net payments on borrowings under credit facility	—	(10.0)
Net proceeds from issuance of long-term debt	438.6	133.9
Payments to retire long-term debt, including capital lease obligations	(1.2)	(1.7)
Cash distributions to unitholders and general partner	(50.3)	(36.8)
Cash distributions to El Paso	(18.5)	(26.1)
Cash contribution from El Paso	13.1	—
Excess of cash paid for SLNG and Elba Express interests over contributed book value	(189.9)	—
Other	(0.1)	—
Net cash provided by financing activities	427.8	59.3

Net change in cash and cash equivalents	34.6	(9.8)
Cash and cash equivalents
Beginning of period	36.4	11.0
End of period	$71.0	$1.2
____________

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (1)
(In millions)
(Unaudited)

	El Paso Pipeline Partners, L.P. Partners’ Capital
	Limited Partners			Other			Total
	Common	Subordinated	General Partner	Comprehensive Income	Total	Noncontrolling Interests	Partners’ Capital
Balance at December 31, 2008	$1,064.8	$289.4	$(313.4)	$—	$1,040.8	$589.4	$1,630.2

Net income	34.0	11.1	15.1	—	60.2	23.9	84.1
Total comprehensive income					60.2	23.9	84.1
Cash distributions to unitholders and general partner	(27.2)	(8.9)	(0.7)	—	(36.8)	—	(36.8)
Cash distributions to El Paso	—	—	(7.8)	—	(7.8)	(18.3)	(26.1)
Other	(0.2)	—	—	—	(0.2)	—	(0.2)
Balance at March 31, 2009	$1,071.4	$291.6	$(306.8)	$—	$1,056.2	$595.0	$1,651.2

Balance at December 31, 2009	$1,304.6	$297.4	$(370.9)	$—	$1,231.1	$740.2	$1,971.3

Net income	55.5	14.6	19.2	—	89.3	38.4	127.7
Unrealized mark-to-market net loss on hedges	—	—	—	(0.3)	(0.3)	(0.3)	(0.6)
Total comprehensive income					89.0	38.1	127.1
Issuance of common and general partner units, net of issuance costs	231.2	—	4.9	—	236.1	—	236.1
Cash distributions to unitholders and general partner	(38.7)	(10.0)	(1.6)		(50.3)	—	(50.3)
Cash distributions to El Paso	—	—	—	—	—	(18.5)	(18.5)
Cash contribution from El Paso	—	—	6.7	—	6.7	6.4	13.1
Non-cash contribution from El Paso	—	—	32.5	—	32.5	31.3	63.8
Cash paid to general partner to acquire interests in Elba Express and SLNG	—	—	(658.0)	—	(658.0)	—	(658.0)
Other	(0.1)	0.1	0.1	—	0.1	(0.1)	—
Balance at March 31, 2010	$1,552.5	$302.1	$(967.1)	$(0.3)	$887.2	$797.4	$1,684.6
____________

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2010, and for the quarters ended March 31, 2010 and 2009, are unaudited. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.

In July 2009, we acquired an additional 18 percent general partner interest in Colorado Interstate Gas Company (CIG) from El Paso Corporation (El Paso), and, as a result, currently own an aggregate 58 percent general partner interest in CIG. As owners of a majority of the general partner interests in CIG, we have the ability to control CIG’s operating and financial decisions and policies and accordingly have consolidated CIG’s historical financial statements in all periods presented. For a further discussion of this acquisition, see our 2009 Annual Report on Form 10-K.

On March 30, 2010, we acquired a 51 percent membership interest in each of Southern LNG Company, L.L.C. (SLNG) and El Paso Elba Express Company, L.L.C. (Elba Express) from El Paso for $810.0 million. SLNG owns a liquefied natural gas (LNG) receiving terminal located on Elba Island, near Savannah, Georgia used to import LNG under an open access tariff on file with the Federal Energy Regulatory Commission (FERC). The Elba Express system consists of approximately 190 miles of natural gas pipeline that transports natural gas supplies from the Elba Island LNG terminal owned by SLNG to markets in the southeastern and eastern United States. We have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies. Accordingly, we have consolidated SLNG and Elba Express and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. El Paso owns the remaining 49 percent interest in each of SLNG and Elba Express which is reflected as a noncontrolling interest. For a further discussion of this acquisition, see Note 2.

Significant Accounting Policies

The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our 2009 Annual Report on Form 10-K.

Transfers of Financial Assets. On January 1, 2010, we adopted accounting standard updates for financial asset transfers. Among other items, the updates require the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting. These changes were effective for sales of financial assets occurring on or after January 1, 2010. In January 2010, CIG terminated its prior accounts receivable sales program under which it previously sold senior interests in certain of its accounts receivable to a third party financial institution (through a wholly owned special purpose entity). As a result, the adoption of the accounting standards update did not have a material impact on our financial statements. Upon termination of the prior accounts receivable sales program, CIG entered into a new accounts receivable sales program under which CIG sells certain of its accounts receivable in their entirety to the third party financial institution (through a wholly owned special purpose entity). The transfer of these receivables qualifies for sale accounting under the provisions of the accounting standards update. We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows. For further information, see Note 8.

Variable Interest Entities. On January 1, 2010 we adopted accounting standard updates for variable interest entities which revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of these accounting standard updates did not have a material impact on our financial statements.

2. Acquisition

Acquisition of Interests in SLNG and Elba Express. On March 30, 2010, we acquired a 51 percent membership interest in each of SLNG and Elba Express from El Paso for $810.0 million. The consideration paid to El Paso consisted of $658.0 million in cash and the issuance of 5,346,251 common units and 109,107 general partner units. We financed the $658.0 million cash payment through (i) net proceeds of $419.9 million from the issuance of public debt (see Note 5), (ii) $236.1 million of cash on hand from the proceeds of our January 2010 public offering of 9,862,500 common units and related issuance of 201,404 general partner units to El Paso, and (iii) $2.0 million borrowed under our revolving credit facility. Subsequent to the acquisition, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and have consolidated SLNG and Elba Express in our financial statements. Because the transaction was accounted for as a reorganization of entities under common control, we have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. Accordingly, the condensed consolidated balance sheets reflect the historical carrying value of SLNG’s and Elba Express’ assets and liabilities. For accounting purposes, because of the consolidation of SLNG and Elba Express, we reflected the $658.0 million cash paid to acquire a 51percent membership interest in each of SLNG and Elba Express as a reduction of our general partner’s capital. We have reflected El Paso’s 49 percent interest in each of SLNG and Elba Express as noncontrolling interests in our financial statements. As a result of the retrospective consolidation, SLNG and Elba Express earnings prior to the March 30, 2010 acquisition date (“pre-acquisition earnings”) in historical periods have been allocated solely to our general partner. We allocated pre-acquisition earnings of $16.2 million to our general partner for the quarter ended March 31, 2010.  Prior to the acquisition and the resulting change in reporting entity, we reported net income of $70.8 million for the quarter ended March 31, 2009.

Other. During the first quarter of 2010 and prior to our acquisition, Elba Express purchased pipeline assets from Southern Natural Gas Company (SNG), its affiliate, for $8.1 million and sold pipeline assets to SNG for $17.8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.

3. Partners’ Capital

In January 2010, we publicly issued 9,862,500 common units and issued 201,404 general partner units to El Paso for net proceeds of $236.1 million. Cash on hand from the net proceeds from this offering were subsequently used to acquire a 51 percent membership interest in each of SLNG and Elba Express (see Note 2). Additionally, on March 30, 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of interests in SLNG and Elba Express. Following the issuance of the additional units, El Paso owns a 62 percent limited partner interest in us and retains its two percent general partner interest in us and all of our incentive distribution rights (IDRs).

4. Earnings Per Unit and Cash Distributions

Earnings per unit. Earnings per unit is calculated based on actual distributions made to a master limited partnership’s unitholders, including the holders of IDRs, for the related reporting period. To the extent net income attributable to El Paso Pipeline Partners, L.P. exceeds cash distributions, the excess is allocated to unitholders based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to El Paso Pipeline Partners, L.P., the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations used in the calculation of earnings per unit.

We have retrospectively adjusted our historical financial statements for the consolidation of SLNG and Elba Express following the acquisition of a 51 percent membership interest in each of SLNG and Elba Express from El Paso on March 30, 2010 (see Note 2) and for the consolidation of CIG following the acquisition of an additional 18 percent interest in July 2009 (see Note 1). As a result of the retrospective consolidations, (i) the earnings from SLNG and Elba Express prior to the March 30, 2010 acquisition date and (ii) the earnings from the incremental interest in CIG acquired prior to the July 2009 acquisition date are considered “pre-acquisition earnings” and have been allocated solely to our general partner in all periods presented.

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of March 31, 2010 and 2009, we had 8,429 and 13,717 restricted units outstanding, a portion of which were dilutive for the quarters ended March 31, 2010 and 2009.

The tables below show the (i) allocation of net income attributable to El Paso Pipeline Partners, L.P. and the (ii) net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarters ended March 31, 2010 and 2009.

Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended March 31,
	2010	2009
	(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$89.3	$60.2
Less: Pre-acquisition earnings allocated to general partner	(16.2)	(14.2)
Income subject to 2% allocation of general partner interest	73.1	46.0
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(1.5)	(0.9)
General partner’s incentive distribution	(1.5)	—
Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$70.1	$45.1

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2010		2009
	Common	Subordinated	Common	Subordinated
Quarters Ended March 31	(In millions, except for per unit amounts)
Distributions (1)	$42.9	$10.5	$27.6	$9.0
Undistributed earnings	13.2	3.5	6.4	2.1
Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$56.1	$14.0	$34.0	$11.1

Weighted average limited partner units outstanding — Basic and Diluted	105.6	27.7	85.0	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.53	$0.51	$0.40	$0.40
____________

(1) Reflects distributions declared to our unitholders of $0.38 per unit and $0.325 per unit for the quarters ended March 31, 2010 and 2009.

Cash Distributions to Partners. In February 2010, we made a distribution to our unitholders of $0.36 per unit ($50.3 million) related to the quarter ended December 31, 2009. On April 20, 2010, the board of directors of our general partner declared a distribution to unitholders of $0.38 per unit ($56.0 million) for the first quarter of 2010, which will be paid on May 14, 2010 to all unitholders of record at the close of business on April 30, 2010. In April 2009, the board of directors of our general partner declared a distribution to unitholders of $0.325 per unit ($37.4 million) for the first quarter of 2009, which was paid in May 2009 to all unitholders.

Subordinated units and incentive distribution rights. All of our subordinated units and IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the quarter ended March 31, 2010, our general partner will receive incentive distributions of $1.5 million in accordance with the partnership agreement for the first quarter of 2010. For a further discussion of our subordinated units and IDRs, see our 2009 Annual Report on Form 10-K.

5. Long-Term Debt and Other Financing Obligations

Our long-term debt and other financing obligations are as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
El Paso Pipeline Partners, L.P.
Revolving credit facility, variable due 2012	$520.0	$520.0
Senior Notes, 6.50%, due 2020	425.0	—
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	10.0
Notes, variable due 2012, LIBOR plus 3.5%	35.0	35.0
Notes, 7.76%, due 2011	37.0	37.0
Notes, 7.93%, due 2012	15.0	15.0
Notes, 8.00%, due 2013	88.0	88.0
Colorado Interstate Gas Company
Senior Notes, 5.95%, due 2015	35.0	35.0
Senior Notes, 6.80%, due 2015	339.9	339.9
Senior Debentures, 6.85%, due 2037	100.0	100.0
El Paso Elba Express Company, L.L.C.
Nonrecourse project financing, variable due 2015	156.8	138.0
Southern LNG Company, L.L.C.
Senior Notes, 9.50%, due 2014	71.0	71.0
Senior Notes, 9.75%, due 2016	64.0	64.0
Total long-term debt	1,896.7	1,452.9
Other financing obligations	182.0	182.7
Total long-term debt and other financing obligations	2,078.7	1,635.6
Less: Current maturities	10.7	9.2
Total long-term debt and other financing obligations, less current maturities	$2,068.0	$1,626.4

Credit Facility. As of March 31, 2010 and December 31, 2009, we had $520.0 million outstanding under our revolving credit facility. As of March 31, 2010, our remaining availability under this facility was approximately $215 million. In determining our available capacity, we have assessed our lender’s ability to fund under our credit facility. Based on receiving debt ratings effective March 30, 2010, we have moved to a ratings based pricing grid. These borrowings have an interest rate of London Interbank Offered Rate (LIBOR) plus 0.575 percent based on a debt rating pricing grid. We also pay utilization fees of 0.05 percent and commitment fees of 0.125 percent. Our all-in borrowing rate under this facility was 0.9 percent as of March 31, 2010 and December 31, 2009. As of March 31, 2010, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our 2009 Annual Report on Form 10-K.

EPB Other Debt Obligations. On March 30, 2010, El Paso Pipeline Partners Operating Company, L.L.C. (EPB Operating), our wholly-owned subsidiary, issued $425.0 million of senior unsecured notes to the public. EPB Operating received net proceeds of $419.9 million which were used to provide partial funding for the acquisition of a 51 percent membership interest in each of SLNG and Elba Express. For a further discussion of this acquisition, see Note 2. The restrictive covenants under these debt obligations are no more restrictive than the restrictive covenants under our credit facility. For a further discussion of our restrictive covenants, see our 2009 Annual Report on Form 10-K.

The EPB Operating notes are fully and unconditionally guaranteed on a senior unsecured basis by us. The guarantee ranks equally in right of payment to all of our existing and future unsecured senior indebtedness.  EPB Operating owns our 100 percent interest in Wyoming Interstate Company, L.L.C (WIC), our 58 percent interest in CIG, our 51 percent interest in each of SLNG and Elba Express and our 25 percent interest in SNG, and we have no independent assets or operations apart from those owned by EPB Operating.

Elba Express Obligations. In May 2009, Elba Express entered into a nonrecourse project financing agreement with a group of banks led by Union Bank, N.A. as agent, which matures on March 31, 2015. Under this agreement Elba Express can borrow up to $156.8 million. The six year term loan has a fifteen year amortization with the remaining balance due on March 31, 2015.  Principal payments are due quarterly and will begin on June 30, 2010. The interest rate under the agreement can be either a base rate loan (determined by the higher of the Federal Funds Rate plus 50 basis points or the Prime Rate, each as defined in the agreement) plus a margin, or LIBOR plus a margin. Currently, interest is based on LIBOR plus an applicable margin of 3.5%. The margin under the LIBOR interest option decreases to 3.0% from completion date through the third anniversary (2013) thereof, and then increases to 3.5% through the maturity date. The interest rate on this obligation was 3.8% as of March 31, 2010 and December 31, 2009.

The term loan is collateralized by all of the assets of Elba Express, including (i) all physical assets, and (ii) all of Elba Express’ transportation contracts and the proceeds derived therefrom. Furthermore, as part of the agreement Elba Express cannot make distributions to its members until after June 30, 2010. Upon the completion of the project, the agreement requires that Elba Express maintain a debt service reserve amount equal to six months of interest and principal payments.

In August 2009, Elba Express also paid $1.4 million to enter into an interest rate cap agreement through March 2015 which effectively converts a portion of the term loan from a floating interest rate to a fixed interest rate of 6% when the floating interest rate exceeds an interest rate cap of 6% based on 3-month LIBOR. The interest rate cap has been designated as a cash flow hedge. Accordingly, the change in its fair value is deferred in accumulated other comprehensive income or loss to the extent it is effective and will be recognized in earnings when the hedged transaction occurs. Ineffectiveness related to our cash flow hedge is recognized in earnings as it occurs. However, we did not record any ineffectiveness on this derivative during 2010 or 2009. Elba Express also has a letter of credit of approximately $7.4 million and a revolving loan commitment of $0.8 million that it entered into in May 2009. Elba Express intends to use the letter of credit to maintain the debt service reserve listed above. No amounts were issued or outstanding under these facilities as of March 31, 2010 or December 31, 2009.

SLNG Debt. In February 2009, SLNG issued $71.0 million of 9.50% senior notes due February 24, 2014 and $64.0 million of 9.75% senior notes due February 24, 2016.

6. Fair Value of Financial Instruments

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term financing obligations, including current maturities	$2,078.7	$2,089.8	$1,635.6	$1,658.4
Interest rate derivatives	0.6	0.6	1.2	1.2

As of March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade and other receivables and payables represented fair value because of the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, we had notes receivable from El Paso of $90.3 million and $168.6 million, with a variable interest rate of 1.5% in each period. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value because the notes are due on demand and the market-based nature of their interest rate. We estimate the fair value of our debt based on quoted market prices for the same or similar issues.

In August 2009, Elba Express paid $1.4 million to enter into an interest rate cap agreement, which we have designated as a cash flow hedge as discussed in Note 5. The fair value of this derivative was calculated based on data for similar instruments in similar markets. Based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the fair value of this asset, we considered this a Level 2 measurement. Level 2 instruments’ fair values are primarily based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets).

7. Commitments and Contingencies

Legal Proceedings

Gas Measurement Class Action. In 1999, a purported class action lawsuit entitled Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., was filed in the District Court of Stevens County, Kansas against CIG and a number of our affiliates. The complaint alleges that the defendants inaccurately measured the volume and heating content of gas that resulted in the underpayment of royalties to royalty owners on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. The court has denied motions for class certification and the deadline for an appeal of this order has now passed. CIG’s costs and legal exposure related to this lawsuit and claims are not currently determinable.

In addition to the above proceeding, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including the matter discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. As of March 31, 2010, we had no accruals for our outstanding legal matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2010 and December 31, 2009, we had accrued approximately $10.4 million and $10.8 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $34.3 million at March 31, 2010. Our accrual at March 31, 2010 includes $7.4 million for environmental contingencies related to properties CIG previously owned. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $2.3 million, which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of approximately $0.3 million in the aggregate for the years 2010 through 2014.

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

8. Accounts Receivable Sales Program

During 2009, CIG had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and CIG retained subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower CIG’s overall cost of capital. During the quarter ended March 31, 2009, CIG received $59.3 million of cash related to the sale of the senior interest, collected $35.9 million from the subordinated interest CIG retained in the receivables, and recognized a loss of $0.1 million on these transactions. At December 31, 2009, the third party financial institution held $20.4 million of senior interest and CIG held $16.8 million of subordinated interest. Our subordinated interest is reflected in accounts receivable in our balance sheet. In January 2010, CIG terminated its accounts receivable sales program and paid $20.4 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows in our statement of cash flows.

In 2010, CIG entered into a new accounts receivable program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers. Under this program, CIG sells receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity). As of March 31, 2010, the third party financial institution held $36.4 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, CIG receives a portion of the sales proceeds up front and receives an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the first quarter of 2010, CIG received $79.2 million of cash up front from the sale of the receivables and received an additional $51.1 million of cash upon the collection of the underlying receivables. As of March 31, 2010, CIG had not collected approximately $17.2 million related to its accounts receivable sales, which is reflected as other accounts receivable in our balance sheet (and was initially recorded at an amount which approximates its fair value as a Level 2 measurement). We recognized a loss of $0.1 million on our accounts receivable sales during the first quarter of 2010. Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows in our statement of cash flows.

Under both the prior and current accounts receivable sales programs, CIG serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the quarters ended March 31, 2010 and 2009.

The third party financial institution involved in both of these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to direct its overall activities (and do not absorb a majority of its expected losses) since our receivables do not comprise a significant portion of its operations.

9. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

We have a 25 percent general partner interest in SNG and CIG has a 50 percent investment in WYCO Development LLC (WYCO). We account for these investments using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of SNG.

Net Investment and Earnings

	Investments		Earnings from Unconsolidated Affiliates
	March 31,	December 31,	Quarter Ended March 31,
	2010	2009	2010	2009
	(In millions)		(In millions)
SNG	$401.7	$403.4	$19.0	$12.5
Other	14.5	14.1	0.7	0.3
Total	$416.2	$417.5	$19.7	$12.8

SNG Summarized Financial Information

	Quarter Ended March 31,
	2010	2009
	(In millions)
Operating results data:
Operating revenues	$36.4	$31.6
Operating expenses	14.6	15.5
Net income	19.0	12.5

Transactions with Affiliates

Distributions Received from SNG. We received cash distributions from SNG of $20.7 million and $8.8 million during the quarters ended March 31, 2010 and 2009. In April 2010, we received cash distributions from SNG of $17.1 million.

CIG Distributions to El Paso. CIG is required to make distributions of available cash as defined in its partnership agreement on a quarterly basis to its partners, including us. Due to the retrospective consolidation of CIG in July 2009, we have reflected 42 percent of CIG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. CIG’s remaining historical distributions (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. The following table shows CIG’s cash distributions to El Paso:

	Quarter Ended March 31,
	2010	2009
	(In millions)
Distributions to noncontrolling interest holder	$18.5	$18.3
Distributions of pre-acquisition earnings	—	7.8
Cash distributions to El Paso	$18.5	$26.1

In April 2010, CIG paid cash distributions of $23.5 million to El Paso, its noncontrolling interest holder.

SLNG Distributions to El Paso. As a result of the March 30, 2010 acquisition, SLNG is now required to make distributions of its available cash to its members, including us. In April 2010, SLNG paid cash distributions of $7.4 million to El Paso, its noncontrolling interest holder.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2009 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended March 31,
	2010	2009
	(In millions)
Revenues from affiliates	$4.1	$3.9
Operation and maintenance expense from affiliates	20.5	25.0
Reimbursement of operating expenses charged to affiliates	2.7	6.8

Notes Receivable and Payable with Affiliates. At March 31, 2010 and December 31, 2009, we had notes receivable from El Paso of $90.3 million and $168.6 million. We classified $90.3 million and $165.0 million of these receivables as current on our balance sheets at March 31, 2010 and December 31, 2009, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. The interest rate on these variable interest rate demand notes was 1.5% as of March 31, 2010 and December 31, 2009. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at March 31, 2010 and December 31, 2009. At December 31, 2009 we had a non-interest bearing advance from El Paso of $50.1 million related to the Elba Express construction included in accounts payable with affiliates on our balance sheet.  In March 2010, in conjunction with our acquisition of SLNG and Elba Express, El Paso made a non-cash contribution of $63.8 million to eliminate this non-interest bearing advance.  For a further discussion of our notes receivable and payable with affiliates, see our 2009 Annual Report on Form 10-K.

Income Taxes. Effective February 4, 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $71.7 million with recoveries of its note receivable from El Paso under the cash management program.

Other. As of March 31, 2010 and December 31, 2009, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $21.2 million and $30.1 million.  Prior to our acquisition of a 51 percent membership interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13.1 million.

As of March 31, 2010 and December 31, 2009, we had accounts receivable with affiliates arising in the ordinary course of business of $8.9 million and $32.0 million. Additionally, we had contractual deposits from affiliates of $6.7 million included in other current liabilities on our balance sheets as of March 31, 2010 and December 31, 2009. WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of $0.3 million for the quarters ended March 31, 2010 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2009 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

In July 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso, as further discussed in Item 1, Financial Statements, Note 1. As owners of a majority of the general partner interests in CIG, we have the ability to control CIG’s operating and financial decisions and policies and accordingly have consolidated CIG’s historical financial statements in all periods presented. For a further discussion of this acquisition, see our 2009 Annual Report on Form 10-K.

On March 30, 2010, we acquired a 51 percent membership interest in each of SLNG and Elba Express from El Paso, as further discussed in Item 1, Financial Statements, Note 2. As owners of a majority of the membership interests in SLNG and Elba Express, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies. Accordingly, we have consolidated SLNG and Elba Express and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity.

SLNG. SLNG owns a LNG receiving terminal located on Elba Island, near Savannah, Georgia used to import LNG under an open access tariff on file with the FERC. In September 2007, SLNG obtained authorization from the FERC to proceed with the Elba III Expansion project, which will expand its LNG receiving terminal. This expansion will be completed in two phases and will increase storage capacity from approximately 7 Bcfe to approximately 16 Bcfe and the maximum sendout rate from 1,215 MMcf/d to 2,115 MMcf/d. Shell Oil Company (Shell) has executed a service agreement with SLNG for capacity that will be made available by Phase A of the Elba III Expansion for a term of 25 years. The Phase A vaporization facilities were placed in service on March 1, 2010 and the Phase A storage facilities are expected to be placed in service by August 2010. BG LNG Services LLC (BG) has executed a precedent agreement with us for capacity that will be made available by Phase B of the Elba III Expansion for a term of 25 years commencing no later than January 2014. However, during the second quarter of 2009, BG and SNG, Elba Express and SLNG entered into agreements to delay the in-service date of Phase B of this project at BG’s option, to as late as December 31, 2014, or, in the event certain conditions are unable to be met by BG, to terminate the Elba III Phase B Expansion project. In exchange for this delay/termination option, BG has committed to subscribe to certain firm Phase B capacity on our Elba Express pipeline and to provide certain rate considerations on an existing transportation contract to SNG, our equity investee.

Elba Express. The Elba Express system consists of approximately 190 miles of natural gas pipeline with a design capacity of 945 MMcf/d and transports natural gas supplies from the Elba Island LNG terminal owned by SLNG to markets in the southeastern and eastern United States. Elba Express placed the pipeline into service on March 1, 2010. Under a transportation service agreement, a subsidiary of Shell has committed to the entire capacity of our pipeline for 30 years from the date of in-service for a fixed rate. The agreement is supported by a step-down guarantee from Shell, which unconditionally guarantees the timely performance of all of the subsidiary’s obligations under the fixed rate transportation agreement. Elba Express has an expansion project, Elba Express Phase B, which is expected to increase the Elba Express pipeline’s design capacity to 1,165 MMcf/d with the addition of an approximate 10,000 horsepower compression station. The project is expected to be placed in-service in 2014 or 2015. BG committed to subscribe for either 170 MMcf/d (if BG commits to the Elba III Phase B Expansion project) or 220 MMcf/d (if BG exercises its option to terminate the Elba III Phase B Expansion project) of the additional capacity to be provided by the Elba Express Phase B Expansion project.

We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of March 31, 2010, in addition to the Elba III Expansion and Elba Express Phase B Expansion projects discussed above, each of WIC, CIG and SNG also have significant expansion projects in progress as further discussed in our 2009 Annual Report on Form 10-K and updated below:

WIC. In March 2010, WIC received certificate authorization from the FERC to construct the first portion of the WIC Expansion project, which will add a compressor station on the Kanda Lateral.

CIG. In April 2010, CIG received certificate authorization from the FERC to construct the Raton 2010 expansion project.

For a further discussion of the capital requirements of us and our unconsolidated affiliates, see Liquidity and Capital Resources below.

Results of Operations

Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, net, (ii) affiliated interest income, net, (iii) income taxes and (iv) net income attributable to noncontrolling interests so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows.

Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the quarter ended March 31, 2010 compared to the same period in 2009.

Operating Results:

	2010	2009
	(In millions, except for volumes)
Operating revenues	$188.1	$152.9
Operating expenses	74.3	71.2
Operating income	113.8	81.7
Earnings from unconsolidated affiliates	19.7	12.8
Other income, net	14.9	9.7
EBIT before adjustment for noncontrolling interests	148.4	104.2
Net income attributable to noncontrolling interests	(38.4)	(23.9)
EBIT	110.0	80.3
Interest and debt expense, net	(18.9)	(15.7)
Affiliated interest income, net	0.6	1.0
Income tax expense	(2.4)	(5.4)
Net income attributable to El Paso Pipeline Partners, L.P.	89.3	60.2
Net income attributable to noncontrolling interests	38.4	23.9
Net income	$127.7	$84.1

Throughput volumes (BBtu/d)(1)	4,688	5,036
____________

(1)	Throughput volumes are presented for WIC and CIG only.

	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Transportation revenues and expenses	$3.2	$(3.2)	$—	$—
Expansions	25.0	(3.2)	6.4	28.2
Operational gas, revaluations and processing revenues	7.2	(0.6)	—	6.6
Operating and general and administrative expenses	—	1.5	—	1.5
Equity earnings from SNG	—	—	6.5	6.5
Net income attributable to noncontrolling interests	—	—	(14.5)	(14.5)
Other(1)	(0.2)	2.4	(0.8)	1.4
Total impact on EBIT	$35.2	$(3.1)	$(2.4)	$29.7
____________

(1)	Consists of individually insignificant items.

Transportation revenues and expenses. For the quarter ended March 31, 2010, we experienced higher revenues primarily as a result of increased reservation revenue on WIC’s mainline system. However, this increase in transportation revenues is offset by higher expenses as a result of increased third party capacity commitments. Throughput decreased primarily due to decreased demand for volumes on CIG’s system. However, this decrease in throughput did not have a significant impact on EBIT as a material portion of CIG’s revenues are derived from firm reservation charges.

Expansions. Our EBIT increased during the quarter ended March 31, 2010 due to expansion projects placed into service, as follows:

2010 to 2009
(In millions)
WIC
Piceance lateral	$3.5
Other	0.4
CIG
Totem Gas Storage	7.0
Other	2.6
SLNG
Elba III Phase A Expansion	7.6
Elba Express
Elba Express Pipeline	7.1
Total impact on EBIT	$28.2

Operational Gas, Revaluations and Processing Revenues. Our EBIT for operational gas, revaluations, and processing revenues was higher during the quarter ended March 31, 2010 compared to the same period in 2009, and was driven primarily by increased processing revenues at CIG due to both a favorable price change and increased demand for natural gas liquids. This impact, however, was largely offset by unfavorable prices for gas consumed in processing these liquids compared with the same period in 2009.

During the quarter ended March 31, 2009, WIC and CIG used a fuel tracker mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to fuel imbalance revaluations and related gas balance items. This price volatility impacts our earnings through the periodic non-cash revaluation of our fuel imbalances and their eventual settlement, along with other impacts to other gas balance items. In the first quarter of 2010, we recorded favorable fuel imbalance revaluations on WIC and CIG. Our EBIT also benefitted when compared to the same period in 2009 due to unfavorable fuel tracker reserves on WIC and CIG recorded in the first quarter of 2009 and due to an adjustment to the fuel tracker reserve following a favorable FERC order in the first quarter of 2010. We continue to seek options with the FERC and shippers to minimize the price volatility associated with these operational activities. For a further discussion of our fuel recovery mechanisms, see our 2009 Annual Report on Form 10-K.

Operating and general and administrative expenses. For the quarter ended March 31, 2010, our operating and general and administrative expenses decreased primarily as a result of lower field repair and maintenance expenses and lower benefits costs at CIG.

Equity Earnings from SNG. For the quarter ended March 31, 2010, we recorded equity earnings from SNG of $19.0 million compared to equity earnings of $12.5 million for same period in 2009. Our equity earnings increased primarily due to an increase in SNG’s base tariff rates effective September 1, 2009 pursuant to SNG’s rate case settlement.

In January 2010, the FERC approved SNG’s settlement in which SNG (i) increased its base tariff rates, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013.

Net Income Attributable to Noncontrolling Interests. We have reflected El Paso’s 42 percent interest in CIG and its 49 percent interest in each of SLNG and Elba Express as noncontrolling interest in our financial statements in all periods presented. During the quarter ended March 31, 2010, our net income attributable to noncontrolling interests increased as compared to the same period in 2009 due to an increase in CIG’s net income primarily related to additional revenue generated by CIG from its Totem Gas Storage expansion project, an increase in SLNG’s net income from its Elba III Phase A Expansion project and an increase in Elba Express’ net income from placing the Elba Express pipeline in service on March 1, 2010.

Interest and Debt Expense

Interest and debt expense for the quarter ended March 31, 2010, was $3.2 million higher than the same period in 2009 primarily due to the nonrecourse project financing agreement entered into by Elba Express in May 2009, the issuance of $135.0 million of debt by SLNG in February 2009 and the financing obligation to WYCO related to the Totem Gas Storage project completed in June 2009. These increases were partially offset by a decrease in the average balance outstanding under our credit facility from approximately $582 million for the quarter ended March 31, 2009 to approximately $520 million for the same period in 2010. The average interest rates under our credit facility were 0.7 percent and 0.9 percent for the quarters ended March 31, 2010 and 2009. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5.

Income Taxes

Income tax expense for the quarter ended March 31, 2010, was $3.0 million lower than the same period in 2009 primarily due to SLNG’s conversion into a non-taxpaying limited liability company on February 4, 2010 prior to our acquisition of a 51 percent membership interest.

Distributable Cash Flow

We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, and other income and expenses, net, which primarily includes a non-cash allowance for equity funds used during construction (“AFUDC equity”) and other items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income taxes, (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliated interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates, and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.

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

Neither Distributable Cash Flow nor Adjusted EBITDA should be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. These non-GAAP measures exclude some, but not all, items that affect net income and operating income and these measures may vary among other companies. Therefore, Distributable Cash Flow and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period, nor do they equate to Available Cash as defined in our partnership agreement.

Our Distributable Cash Flow was $87.7 million and $57.1 million for the quarters ended March 31, 2010 and 2009. The increase in Distributable Cash Flow in 2010 was primarily due to higher expansion revenues. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the quarters ended March 31, 2010 and 2009:

Reconciliation of Distributable Cash Flow to Net Income.

	Quarter Ended March 31,
	2010	2009
	(In millions)
Net income	$127.7	$84.1
Net income attributable to noncontrolling interests	(38.4)	(23.9)
Net income attributable to El Paso Pipeline Partners, L.P.	89.3	60.2
Add: Income tax expense	2.4	5.4
Add: Interest and debt expense, net	18.9	15.7
Less: Affiliated interest income, net	(0.6)	(1.0)
EBIT (1)	110.0	80.3
Add:
Depreciation and amortization	19.6	18.4
Distributions declared by unconsolidated affiliates	17.5	13.3
Net income attributable to noncontrolling interests	38.4	23.9
Less:
Earnings from unconsolidated affiliates	(19.7)	(12.8)
Declared distributions by majority owned subsidiaries to El Paso (2)	(30.9)	(23.8)

Adjusted EBITDA	134.9	99.3

Less:
Cash interest expense, net	(22.6)	(17.6)
Maintenance capital expenditures	(4.0)	(4.4)
Other, net (3)	(20.6)	(20.2)

Distributable Cash Flow	$87.7	$57.1
____________________
(1)	For a further discussion of our use of EBIT, see Results of Operations.
(2)	In 2010, declared distributions include $23.5 million and $7.4 million from CIG and SLNG, respectively. In 2009, declared distributions were made from CIG.
(3)
Includes certain non-cash items such as AFUDC equity and other items. Other, net includes a $4.6 million reserve for Elba Express’ undistributed earnings in the first quarter of 2010 which we anticipate will be distributed to El Paso and EPB in July 2010 following the expiration of certain project financing restrictions. This distribution will be included in the second quarter distributable cash flow. In 2009, Other, net includes undistributed earnings of $9.1 million from SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB's March 2010 acquisition.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.
	Quarter Ended March 31,
	2010	2009
	(In millions)
Net cash provided by operating activities	$56.1	$137.6
Income tax expense	2.4	5.4
Interest and debt expense, net	18.9	15.7
Affiliated interest income, net	(0.6)	(1.0)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(30.9)	(23.8)
SLNG pre-acquisition taxes payable	12.1	(2.8)
SLNG pre-acquisition accumulated deferred taxes	58.2	—
Changes in working capital and other	18.7	(31.8)

Adjusted EBITDA	134.9	99.3

Less:
Cash interest expense, net	(22.6)	(17.6)
Maintenance capital expenditures	(4.0)	(4.4)
Other, net (2)	(20.6)	(20.2)

Distributable Cash Flow	$87.7	$57.1
____________________

(1)	In 2010, declared distributions include $23.5 million and $7.4 million from CIG and SLNG, respectively. In 2009, declared distributions were made from CIG.
(2)
Includes certain non-cash items such as AFUDC equity and other items. Other, net includes a $4.6 million reserve for Elba Express’ undistributed earnings in the first quarter of 2010 which we anticipate will be distributed to El Paso and EPB in July 2010 following the expiration of certain project financing restrictions. This distribution will be included in the second quarter distributable cash flow. In 2009, Other, net includes undistributed earnings of $9.1 million from SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB's March 2010 acquisition.

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

Our sources of liquidity include cash generated from our operations, quarterly cash distributions received from SNG, notes receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This revolving credit facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or debt offerings. As of March 31, 2010, we had approximately $338 million of liquidity, consisting of $33 million of cash, $215 million of availability under our revolving credit facility and $90 million of notes receivable due from El Paso. Additionally, Elba Express has cash of approximately $38 million. For a further discussion of our revolving credit facility, see our 2009 Annual Report on Form 10-K.

At March 31, 2010, we had notes receivable from El Paso of approximately $90.3 million which were classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.

Although financial market conditions have substantially improved from levels experienced in late 2008 and early 2009, volatility in 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Prolonged restricted access to the financial markets could impact our ability to grow our Distributable Cash Flow through acquisitions. However, we believe that cash flows from operating activities, including the cash distributions received from SNG, availability under our credit facility and our notes receivable from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for the foreseeable future. Additionally, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas. For further detail on our operations, including risk factors relating to adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see our 2009 Annual Report on Form 10-K.

Overview of Cash Flow Activities. Our cash flows for the quarter ended March 31, 2010 are summarized as follows:

2010
(In millions)
Cash Flow from Operations
Net income	$127.7
Non-cash income adjustments	10.6
Change in other assets and liabilities	(82.2)
Total cash flow from operations	$56.1

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$78.3
Proceeds from sale of assets	17.8
Other	1.2

Financing activities
Net proceeds from issuance of common and general partner units	236.1
Net proceeds from issuance of long-term debt	438.6
Cash contribution from El Paso	13.1

Total other cash inflows	$785.1

Cash Outflows
Investing activities
Capital expenditures	$70.4
Cash paid to acquire interests in SLNG and Elba Express	468.1
Acquisition	8.1

Financing activities
Payments to retire long-term debt, including capital lease obligations	1.2
Cash distributions to unitholders and general partner	50.3
Cash distributions to El Paso	18.5
Excess of cash paid for SLNG and Elba Express interests over contributed book value	189.9
Other	0.1
Total cash outflows	$806.6
Net change in cash and cash equivalents	$34.6

For the quarter ended March 31, 2010, we generated cash flow from operations of $56.1 million compared with $137.6 million in the same period in 2009. Our operating cash flow in 2010 decreased primarily because of SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances of approximately $71.7 million with amounts recovered from its note receivable from El Paso under the cash management program. This decrease was partially offset by higher expansion revenue related to our Totem Gas Storage expansion and from placing the Elba III Phase A Expansion and Elba Express pipeline in service in March 2010. We received $236.1 million in net proceeds from the issuance of additional common and general partner units in January 2010, $419.9 million from the public issuance of senior notes, and $2.0 million from our revolving credit facility, which were used to acquire a 51 percent membership interest in each of SLNG and Elba Express from El Paso. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 2.

During 2010, we utilized our cash inflows to pay distributions, including CIG’s distribution to El Paso of its share of available cash (see Item 1, Financial Statements, Note 9), to fund maintenance and growth projects as further noted below, to acquire pipeline assets from an affiliate and to acquire interests in SLNG and Elba Express.

We made cash distributions to our unitholders of $50.3 million during the quarter ended March 31, 2010 compared with $36.8 million in the same period in 2009, reflecting a greater number of partnership units outstanding and an increase in our cash distribution per unit. Our cash capital expenditures for the quarter ended March 31, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Quarter Ended March 31, 2010	Remaining 2010	Total
	(In millions)
Maintenance	$4.0	$28.0	$32.0
Expansion	66.4	135.9	202.3
Total	$70.4	$163.9	$234.3

Our expected remaining 2010 expansion capital expenditures of $135.9 million include amounts primarily related to our WIC Expansion, Raton 2010 and Elba III Expansion growth projects. While we expect to fund our maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our notes receivable from El Paso.

Unconsolidated Affiliates

SNG, our investee, participates in El Paso’s cash management program and is required to make quarterly distributions of its available cash to its partners, including us. As of March 31, 2010, SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from SNG’s partners (including us), if necessary. SNG’s uses of cash primarily include capital expenditures, debt service, and required quarterly distributions to partners. For the remainder of 2010, we anticipate SNG will utilize amounts recovered from its notes receivable with El Paso, together with capital contributions from their partners, including us, to fund their capital investment needs. We estimate that we may be required to make capital contributions to SNG of approximately $40 million during the remainder of 2010.

Commitments and Contingencies

Below is a summary of certain climate change and energy policies recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

Climate Change Legislation and Regulation. Legislative and regulatory efforts to address climate change and greenhouse gas (GHG) emissions are in various phases of discussions or implementation at international, federal, regional and state levels. We believe that legislation that either limits or sets a price on carbon emissions will increase demand for natural gas depending on the legislative provisions ultimately adopted.  However, we also believe it is reasonably likely that the federal legislation being contemplated, as well as recently adopted and proposed federal regulations, would increase our cost of environmental compliance by requiring us to purchase emission allowances or offset credits, install additional equipment or change work practices, and could materially increase the cost of goods and services we purchase from suppliers due to their increased compliance costs.  Although we believe that many of these costs should be recoverable in the rates charged by our pipelines, recovery through these mechanisms is still uncertain at this time.

The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources, which could materially increase the costs of our operations. The EPA has also proposed regulations pursuant to which GHG emissions would be regulated under the Clean Air Act in 2011. These proposed rules, if adopted would likely have a material impact on our cost of operations, could require us to install new equipment to control emissions from our facilities, and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to existing and new facilities.

It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether they will withstand likely legal challenges. Therefore, the potential impact on our operations and construction projects remains uncertain.

Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could negatively impact natural gas demand over the longer term.

Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline systems. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $10 million in capital expenditures over the period from 2010 to 2013.

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7 which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2009 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2009 Annual Report on Form 10-K.

Item 1A. Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements that are based on assumptions or beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results, and differences between assumed facts and actual results can be material, depending upon the circumstances. Where, based on assumptions, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur, be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2009 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. We also face the following risk factors related to SLNG and Elba Express, which were acquired from El Paso on March 30, 2010.

Risks Related to SLNG/Elba Express

SLNG is subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses that could have a material and adverse effect on us.

The operation of the Elba Island LNG terminal is subject to the inherent risks associated with this type of operation, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of the Elba Island LNG terminal, related expansion projects or damage to persons and property. In addition, operations at the Elba Island LNG terminal and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects.

SLNG and Elba Express are subject to regulation by the Federal Energy Regulatory Commission.

Like our existing interstate natural gas pipeline and storage operations, the pipeline and storage facilities of SLNG and Elba Express are subject to regulation by the FERC. In particular, the FERC’s authority extends to: rates and charges for natural gas pipeline and storage and related services; certification and construction of new pipeline and storage facilities; extension or abandonment of facilities; maintenance of accounts and records; relationships between pipelines and personnel engaged in certain functions; terms and conditions of service; depreciation and amortization policies; acquisition and disposition of pipeline and storage facilities; and initiation and discontinuation of pipeline and storage services. These regulations could adversely affect our profitability. In addition, the failure to be in compliance with these regulations could have a material adverse affect on our business, results of operations, financial condition and prospects. For a further discussion of the potential impact of regulatory matters on us, see our 2009 Annual Report on Form 10-K.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the operation of the Elba Island LNG terminal could impede operations and have a material adverse effect on us.

The operation of the Elba Island LNG terminal is highly regulated by various agencies, including the FERC, the Department of Transportation and the Coast Guard. As a result, various regulatory approvals and permits are required in order to operate the Elba Island LNG terminal. Although we have obtained all of the necessary authorizations to operate the Elba Island LNG terminal, such authorizations are subject to ongoing conditions imposed by regulatory agencies and additional approval and permit requirements may be imposed. Failure to obtain and maintain any of these approvals and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C., its General Partner

Date: May 7, 2010	By:	/s/ James C. Yardley
James C. Yardley
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ John R. Sult
John R. Sult
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report.

Exhibit Number	Description
2.A#
Contribution Agreement dated March 24, 2010 by and among El Paso Corporation, El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline Partners, L.P.,  El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on March 25, 2010).

3.A
Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B
First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.C
Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.D
Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

4.A
Indenture, dated March 30, 2010, between El Paso Pipeline Partners Operating Company, L.L.C. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on April 5, 2010).

4.B
First Supplemental Indenture, dated March 30, 2010, by and among El Paso Pipeline Partners Operating Company, L.L.C., El Paso Pipeline Partners, L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on April 5, 2010).

4.C
Contribution, Conveyance and Assumption Agreement by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Holdings, L.L.C., El Paso Pipeline GP Company, L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on April 5, 2010).

4.D
Second Amended and Restated Limited Liability Company Agreement of El Paso Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on April 5, 2010).

4.E
Amended and Restated Limited Liability Company Agreement of El Paso Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on April 5, 2010).

10.A*	Firm Transportation Service Agreement under Rate Schedule FTS, dated October 5, 2007, between Elba Express Company and Shell NA LNG LLC.
10.B*^	Guaranty dated April 1, 2010, by Shell Oil Company, in favor of Elba Express Company, L.L.C.
10.C*	Service Agreement under Rate Schedule LNG-3 dated October 5, 2007, between Southern LNG Inc. and Shell NA LNG LLC.
10.D*^	Guaranty dated April 1, 2010, by Shell Oil Company, in favor of Southern LNG Company, L.L.C.
12*	Ratio of Earnings to Fixed Charges
31.A*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.B*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Filed herewith.
#      Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
^      Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.