Form 10-Q
period 2010-06-30
El Paso Pipeline Partners, L.P.
filed 2010-08-06
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     There were 124,330,998 Common Units, 27,727,411 Subordinated Units and 3,103,233 General Partner Units outstanding as of August 2, 2010

EL PASO PIPELINE PARTNERS, L.P.

Caption	Page
PART I – Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II – Other Information

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. (Removed and Reserved)	26
Item 5. Other Information	26
Item 6. Exhibits	27
Signatures	28
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
FERC	= Federal Energy Regulatory Commission
When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
When we refer to “us,” “we,” “our,” “ours,” “the company,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(1)	2010	2009(1)
Operating revenues	$196.9	$141.0	$385.0	$293.9
Operating expenses
Operation and maintenance	53.6	42.9	101.2	88.1
Depreciation and amortization	24.3	18.2	43.9	36.6
Taxes, other than income taxes	8.8	6.4	15.9	14.0

	86.7	67.5	161.0	138.7

Operating income	110.2	73.5	224.0	155.2
Earnings from unconsolidated affiliates	16.4	12.3	36.1	25.1
Other income, net	3.6	12.1	18.5	21.8
Interest and debt expense, net	(31.9)	(16.0)	(50.8)	(31.7)
Affiliated interest income, net	0.2	0.5	0.8	1.5

Income before income taxes	98.5	82.4	228.6	171.9
Income tax expense	—	5.0	2.4	10.4

Net income	98.5	77.4	226.2	161.5
Net income attributable to noncontrolling interests	(31.4)	(20.9)	(69.8)	(44.8)

Net income attributable to El Paso Pipeline Partners, L.P.	$67.1	$56.5	$156.4	$116.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.45	$0.38	$0.98	$0.78
Subordinated units	$0.42	$0.34	$0.92	$0.74

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$45.8	$36.4
Accounts and notes receivable
Customer, net of allowance of $0.1 in 2010	33.4	20.4
Affiliates	69.7	197.0
Other	20.0	0.7
Other	22.3	21.8

Total current assets	191.2	276.3

Property, plant and equipment, at cost	3,990.6	3,898.1
Less accumulated depreciation and amortization	827.2	788.2

Total property, plant and equipment, net	3,163.4	3,109.9

Other assets
Investments in unconsolidated affiliates	734.2	417.5
Other	113.0	112.4

	847.2	529.9

Total assets	$4,201.8	$3,916.1

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$6.8	$9.5
Affiliates	26.9	80.2
Other	16.1	35.6
Short-term financing obligations, including current maturities	10.8	9.2
Taxes payable	19.3	31.2
Contractual deposits	25.2	8.7
Other	37.7	35.4

Total current liabilities	142.8	209.8

Other liabilities
Long-term debt and other financing obligations, less current maturities	2,176.5	1,626.4
Deferred tax liabilities	—	57.5
Other liabilities	50.5	51.1

	2,227.0	1,735.0

Commitments and contingencies (Note 7)
Partners’ capital
El Paso Pipeline Partners L.P. partners’ capital
Common units (124,330,998 and 97,622,247 units issued and outstanding at June 30, 2010 and December 31, 2009)	1,878.8	1,304.6
Subordinated units (27,727,411 units issued and outstanding at June 30, 2010 and December 31, 2009)	304.0	297.4
General partner units (3,103,233 and 2,558,028 units issued and outstanding at June 30, 2010 and December 31, 2009)	(1,132.9)	(370.9)
Accumulated other comprehensive loss	(0.4)	—

Total El Paso Pipeline Partners L.P. partners’ capital	1,049.5	1,231.1
Noncontrolling interests	782.5	740.2

Total partners’ capital	1,832.0	1,971.3

Total liabilities and partners’ capital	$4,201.8	$3,916.1

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009(1)
Cash flows from operating activities
Net income	$226.2	$161.5
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	43.9	36.6
Deferred income tax expense	1.2	5.2
Earnings from unconsolidated affiliates, adjusted for cash distributions	2.3	(3.4)
Other non-cash income items	(7.2)	(6.0)
Asset and liability changes
Taxes payable	(12.1)	5.0
Accumulated deferred taxes	(58.2)	—
Other, net	(1.5)	1.5

Net cash provided by operating activities	194.6	200.4

Cash flows from investing activities
Capital expenditures	(98.3)	(402.7)
Cash paid to acquire interests in SLNG and Elba Express	(468.1)	—
Cash paid to acquire additional equity interests in SNG	(318.7)	—
Acquisition from SNG	(8.1)	—
Proceeds from sale of assets to SNG	17.8	—
Net change in notes receivable from affiliates	102.2	3.0
Other	3.9	1.2

Net cash used in investing activities	(769.3)	(398.5)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	561.1	188.1
Net payments on borrowings under credit facility	—	(64.9)
Net proceeds from issuance of long-term debt	546.9	225.4
Payments to retire long-term debt, including capital lease obligations	(3.8)	(3.4)
Cash distributions to unitholders and general partner	(106.3)	(74.2)
Cash distributions to El Paso	(64.6)	(121.9)
Cash contribution from El Paso	13.1	229.9
Excess of cash paid for SLNG and Elba Express interests over contributed book value	(189.9)	—
Excess of cash paid for SNG interests over contributed book value	(173.7)	—
Other	1.3	—

Net cash provided by financing activities	584.1	379.0

Net change in cash and cash equivalents	9.4	180.9
Cash and cash equivalents
Beginning of period	36.4	11.0

End of period	$45.8	$191.9

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME(1)
(In millions)
(Unaudited)

	El Paso Pipeline Partners, L.P. Partners’ Capital
				Other			Total
	Limited Partners		General	Comprehensive		Noncontrolling	Partners’
	Common	Subordinated	Partner	Income	Total	Interests	Capital
Balance at December 31, 2008	$1,064.8	$289.4	$(313.4)	$—	$1,040.8	$589.4	$1,630.2

Net income	65.9	21.3	29.5	—	116.7	44.8	161.5

Total comprehensive income					116.7	44.8	161.5

Issuance of common and general partner units, net of issuance costs	184.2	—	3.9	—	188.1	—	188.1
Cash distributions to unitholders and general partner	(54.8)	(17.9)	(1.5)	—	(74.2)	—	(74.2)
Cash distributions to El Paso	—	—	(51.7)	—	(51.7)	(70.2)	(121.9)
Cash contributions from El Paso	—	—	117.2	—	117.2	112.7	229.9
Other	(0.1)	(0.1)	0.2	—	—	—	—

Balance at June 30, 2009	$1,260.0	$292.7	$(215.8)	$—	$1,336.9	$676.7	$2,013.6

Balance at December 31, 2009	$1,304.6	$297.4	$(370.9)	$—	$1,231.1	$740.2	$1,971.3

Net income	106.2	27.1	23.1	—	156.4	69.8	226.2
Unrealized mark-to-market net loss on hedges	—	—	—	(0.4)	(0.4)	(0.4)	(0.8)

Total comprehensive income					156.0	69.4	225.4

Issuance of common and general partner units, net of issuance costs	549.4	—	11.7	—	561.1	—	561.1
Cash distributions to unitholders and general partner	(81.6)	(20.5)	(4.2)	—	(106.3)	—	(106.3)
Cash distributions to El Paso	—	—	—	—	—	(64.6)	(64.6)
Cash contribution from El Paso	—	—	6.7	—	6.7	6.4	13.1
Non-cash contribution from El Paso	—	—	32.5	—	32.5	31.3	63.8
Cash paid to general partner to acquire interests in Elba Express and SLNG	—	—	(658.0)	—	(658.0)	—	(658.0)
Excess of cash paid for SNG interest over contributed book value	—	—	(173.7)	—	(173.7)	—	(173.7)
Other	0.2	—	(0.1)	—	0.1	(0.2)	(0.1)

Balance at June 30, 2010	$1,878.8	$304.0	$(1,132.9)	$(0.4)	$1,049.5	$782.5	$1,832.0

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our Current Report on Form 8-K filed on June 10, 2010, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2010, and for the quarter and six months ended June 30, 2010 and 2009, are unaudited. Our financial statements for prior periods also include certain reclassifications that were made to conform to the current period presentation, none of which impacted our reported net income (loss) or partners’ capital. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
     In July 2009, we acquired an additional 18 percent general partner interest in Colorado Interstate Gas Company (CIG) from El Paso Corporation (El Paso), and, as a result, currently own an aggregate 58 percent general partner interest in CIG. As owners of a majority of the general partner interests in CIG, we have the ability to control CIG’s operating and financial decisions and policies and accordingly have consolidated CIG’s historical financial statements in all periods presented. El Paso owns the remaining 42 percent partner interest in CIG which is reflected as a noncontrolling interest. For a further discussion of this acquisition, see our Current Report on Form 8-K filed on June 10, 2010.
     On March 30, 2010, we acquired a 51 percent member interest in each of Southern LNG Company, L.L.C. (SLNG) and El Paso Elba Express Company, L.L.C. (Elba Express) from El Paso for $810.0 million. We have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and, accordingly, have consolidated the historical financial statements of SLNG and Elba Express in all periods presented. El Paso owns the remaining 49 percent member interest in each of SLNG and Elba Express which is reflected as a noncontrolling interest. For a further discussion of this acquisition, see Note 2 and our Current Report on Form 8-K filed on June 10, 2010.
     In June 2010, we acquired an additional 20 percent general partner interest in Southern Natural Gas Company (SNG) from El Paso and, as a result, currently own an aggregate 45 percent general partner interest in SNG. For a further discussion of this acquisition, see Note 2.
Significant Accounting Policies
     The following is an update of our significant accounting policies and accounting pronouncements issued but not yet adopted as discussed in our Current Report on Form 8-K filed on June 10, 2010.
     Transfers of Financial Assets. On January 1, 2010, we adopted an accounting standards update for financial asset transfers. Among other items, the update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting. These changes were effective for sales of financial assets occurring on or after January 1, 2010. In January 2010, CIG terminated its prior accounts receivable sales program under which it previously sold senior interests in certain of its accounts receivable to a third party financial institution (through a wholly owned special purpose entity). As a result, the adoption of the accounting standards update did not have a material impact on our financial statements. Upon termination of the prior accounts receivable sales program, CIG entered into a new accounts receivable sales program under which CIG sells certain of its accounts receivable in their entirety to the third party financial institution (through a wholly owned special purpose entity). The transfer of these receivables qualifies for sale accounting under the provisions of the accounting standards update. We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows. For further information, see Note 8.

     Variable Interest Entities. On January 1, 2010 we adopted an accounting standards update for variable interest entities which revise how companies determine the primary beneficiary of these entities, among other changes. Companies are now required to use a qualitative approach based on their responsibilities and power over the entities’ operations, rather than a quantitative approach in determining the primary beneficiary as previously required. The adoption of this accounting standards update did not have a material impact on our financial statements.
2. Acquisitions
     Acquisition of Additional Interests in SNG. In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso for $492.4 million in cash. We financed the cash payment through (i) net proceeds of $325.0 million from our June 2010 public offering of 11,500,000 common units and the related issuance of 234,694 general partner units to El Paso (see Note 3), (ii) $110.4 million from the issuance of public debt (see Note 5), (iii) $20.7 million from El Paso’s repayment of our demand notes receivable and (iv) $36.3 million borrowed under our revolving credit facility. Since this transaction was between entities under common control, we recorded the additional 20 percent general partner interest in SNG at its historical cost of $318.7 million and the difference between historical cost and the cash consideration paid to El Paso as a decrease to general partners’ capital. We accounted for the acquisition of SNG prospectively beginning with the date of acquisition and continue to utilize the equity method of accounting for our total investment in SNG. We reflect our proportionate share of the operating results of SNG as earnings from unconsolidated affiliates in our financial statements.
     Acquisition of Interests in SLNG and Elba Express. On March 30, 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810.0 million. The consideration paid to El Paso consisted of $658.0 million in cash and the issuance of 5,346,251 common units and 109,107 general partner units. We financed the $658.0 million cash payment through (i) net proceeds of $419.9 million from the issuance of public debt (see Note 5), (ii) $236.1 million of cash on hand from the proceeds of our January 2010 public offering of 9,862,500 common units and related issuance of 201,404 general partner units to El Paso, and (iii) $2.0 million borrowed under our revolving credit facility. Subsequent to the acquisition, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and have consolidated SLNG and Elba Express in our financial statements. Because the transaction was accounted for as a reorganization of entities under common control, we have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. Accordingly, the condensed consolidated balance sheets reflect the historical carrying value of SLNG’s and Elba Express’ assets and liabilities. For accounting purposes, because of the consolidation of SLNG and Elba Express, we reflected the $658.0 million cash paid to acquire a 51 percent member interest in each of SLNG and Elba Express as a reduction of our general partner’s capital. We have reflected El Paso’s 49 percent member interest in each of SLNG and Elba Express as noncontrolling interests in our financial statements. As a result of the retrospective consolidation, SLNG and Elba Express earnings prior to the March 30, 2010 acquisition date (“pre-acquisition earnings”) in historical periods have been allocated solely to our general partner. We allocated pre-acquisition earnings of $16.2 million to our general partner for the six months ended June 30, 2010.
     Other. During the first quarter of 2010 and prior to our March 30, 2010 acquisition, Elba Express purchased pipeline assets from SNG for $8.1 million and sold pipeline assets to SNG for $17.8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.
3. Partners’ Capital
     In January 2010, we publicly issued 9,862,500 common units and issued 201,404 general partner units to El Paso for net proceeds of $236.1 million. Cash on hand from the net proceeds from this offering were subsequently used to acquire a 51 percent member interest in each of SLNG and Elba Express (see Note 2). Additionally, on March 30, 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of interests in SLNG and Elba Express. In June 2010, we publicly issued 11,500,000 common units and issued 234,694 general partner units to El Paso for net proceeds of $325.0 million. The net proceeds from this offering were used to acquire an additional 20 percent general partner interest in SNG (see Note 2). Following the issuance of the additional units, El Paso owns a 57 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs).

4. Earnings Per Unit and Cash Distributions
     Earnings per unit. Earnings per unit is calculated based on actual distributions made to a master limited partnership’s unitholders, including the holders of IDRs, for the related reporting period. To the extent net income attributable to El Paso Pipeline Partners, L.P. exceeds cash distributions, the excess is allocated to unitholders and holder of IDRs based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to El Paso Pipeline Partners, L.P., the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations used in the calculation of earnings per unit.
     We have retrospectively adjusted our historical financial statements for the consolidation of SLNG and Elba Express following the acquisition of a 51 percent member interest in each of SLNG and Elba Express from El Paso on March 30, 2010 (see Note 2) and for the consolidation of CIG following the acquisition of an additional 18 percent interest in July 2009 (see Note 1). As a result of the retrospective consolidations, (i) the earnings from SLNG and Elba Express prior to the March 30, 2010 acquisition date, and (ii) the earnings from the incremental interest in CIG acquired prior to the July 2009 acquisition date, are considered “pre-acquisition earnings” and have been allocated solely to our general partner in all periods presented.
     Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of June 30, 2010 and 2009, we had 8,429 and 13,717 restricted units outstanding, a portion of which were dilutive for the quarter and six months ended June 30, 2010 and 2009.
     The tables below show the (i) allocation of net income attributable to El Paso Pipeline Partners, L.P. and the (ii) net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarters ended June 30, 2010 and 2009.
     Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$67.1	$56.5	$156.4	$116.7
Less: Pre-acquisition earnings allocated to general partner	—	(13.5)	(16.2)	(27.7)

Income subject to 2% allocation of general partner interest	67.1	43.0	140.2	89.0
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(1.3)	(0.9)	(2.8)	(1.8)
General partner’s incentive distribution	(2.6)	—	(4.1)	—

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$63.2	$42.1	$133.3	$87.2

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2010		2009
	Common	Subordinated	Common	Subordinated
Quarter Ended June 30	(In millions, except for per unit amounts)
Distributions (1)	$49.7	$11.1	$32.2	$9.2
Undistributed earnings	1.9	0.5	0.5	0.2

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$51.6	$11.6	$32.7	$9.4

Weighted average limited partner units outstanding — Basic and Diluted	113.7	27.7	86.9	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.45	$0.42	$0.38	$0.34

	2010		2009
	Common	Subordinated	Common	Subordinated
Six Months Ended June 30	(In millions, except for per unit amounts)
Distributions (1)	$92.6	$21.6	$59.8	$18.2
Undistributed earnings	15.3	3.8	6.9	2.3

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$107.9	$25.4	$66.7	$20.5

Weighted average limited partner units outstanding — Basic and Diluted	109.7	27.7	85.9	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.98	$0.92	$0.78	$0.74

(1)	Reflects distributions declared to our common and subordinated unitholders of $0.40 per unit and $0.33 per unit for the quarters ended June 30, 2010 and 2009 and $0.78 per unit and $0.655 per unit for the six months ended June 30, 2010 and 2009.
     Cash Distributions to Unitholders. Our common and subordinated unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the distributions to our unitholders (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarter Ended	Unit	Distribution	Declaration	Distribution
March 31, 2009	$0.325	$37.4	April 2009	May 2009
June 30, 2009	0.330	42.2	July 2009	August 2009
March 31, 2010	0.380	56.0	April 2010	May 2010
June 30, 2010	0.400	64.7	July 2010	August 2010
     The distribution for the quarter ended June 30, 2010 will be paid to all outstanding common and subordinated units on August 13, 2010 to unitholders of record at the close of business on July 30, 2010.
     Subordinated units and incentive distribution rights. All of our subordinated units and IDRs are held by wholly owned subsidiaries of El Paso. Based on the quarterly distribution per unit declared for the quarter ended June 30, 2010, our general partner will receive incentive distributions of $2.6 million in accordance with the partnership agreement for the second quarter of 2010. For a further discussion of our subordinated units and IDRs, see our Current Report on Form 8-K filed on June 10, 2010.

5. Long-Term Debt and Other Financing Obligations
     Our long-term debt and other financing obligations are as follows:

	June 30,	December 31,
	2010	2009
	(In millions)
El Paso Pipeline Partners Operating Company, L.L.C.
Revolving credit facility, variable due 2012(1)	$520.0	$520.0
Senior Notes, 6.50%, due 2020	535.0	—
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	10.0
Notes, variable due 2012, LIBOR plus 3.5%	35.0	35.0
Notes, 7.76%, due 2011	37.0	37.0
Notes, 7.93%, due 2012	15.0	15.0
Notes, 8.00%, due 2013	88.0	88.0
Colorado Interstate Gas Company
Senior Notes, 5.95%, due 2015	35.0	35.0
Senior Notes, 6.80%, due 2015	339.9	339.9
Senior Debentures, 6.85%, due 2037	100.0	100.0
Elba Express Company, L.L.C.
Nonrecourse project financing, variable due 2015	155.4	138.0
Southern LNG Company, L.L.C.
Senior Notes, 9.50%, due 2014	71.0	71.0
Senior Notes, 9.75%, due 2016	64.0	64.0

Total long-term debt	2,005.3	1,452.9
Other financing obligations	182.0	182.7

Total long-term debt and other financing obligations	2,187.3	1,635.6
Less: Current maturities	10.8	9.2

Total long-term debt and other financing obligations, less current maturities	$2,176.5	$1,626.4

(1)	Includes $290 million of borrowings of WIC, a co-borrower under the revolving credit facility, outstanding as of June 30, 2010 and December 31, 2009.
     Credit Facility. As of June 30, 2010 and December 31, 2009, we had $520.0 million outstanding under our revolving credit facility. As of June 30, 2010, our remaining availability under this facility was approximately $215 million. In determining our available capacity, we have assessed our lender’s ability to fund under our credit facility. Based on receiving debt ratings effective March 30, 2010, we have moved to a ratings based pricing grid. These borrowings have an interest rate of London Interbank Offered Rate (LIBOR) plus 0.575 percent based on a debt rating pricing grid. We also pay utilization fees of 0.05 percent and commitment fees of 0.125 percent. Our all-in borrowing rate under this facility was 1.1 percent as of June 30, 2010 and 0.9 percent as of December 31, 2009. As of June 30, 2010, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our Current Report on Form 8-K filed June 10, 2010.
     EPB Other Debt Obligations. On March 30, 2010, El Paso Pipeline Partners Operating Company, L.L.C. (EPB Operating), our wholly-owned subsidiary, issued $425.0 million of senior unsecured notes to the public. EPB Operating received net proceeds of $419.9 million which were used to provide partial funding for the acquisition of a 51 percent member interest in each of SLNG and Elba Express. On June 23, 2010, EPB Operating issued $110.0 million of additional senior unsecured notes under this indenture. EPB Operating received net proceeds of $110.4 million (including accrued interest from March 30, 2010) which were used to provide partial funding for the acquisition of an additional interest in SNG. For a further discussion, see Note 2. The restrictive covenants under these debt obligations are no more restrictive than the restrictive covenants under our credit facility. For a further discussion of our restrictive covenants, see our Current Report on Form 8-K filed June 10, 2010.

     The EPB Operating notes are fully and unconditionally guaranteed on a senior unsecured basis by us. The guarantee ranks equally in right of payment to all of our existing and future unsecured senior indebtedness. EPB Operating owns our 100 percent interest in Wyoming Interstate Company, L.L.C (WIC), our 58 percent interest in CIG, our 51 percent interest in each of SLNG and Elba Express and our 45 percent interest in SNG, and we have no independent assets or operations apart from those owned by EPB Operating. EPB has no direct subsidiaries other than EPB Operating. All other subsidiaries are direct or indirect subsidiaries of EPB Operating, the issuer.
     Elba Express Obligations. In May 2009, Elba Express Company, L.L.C. (Elba Express Operating), a wholly-owned subsidiary of Elba Express, entered into a secured nonrecourse project financing agreement with a group of banks led by Union Bank, N.A. as agent, which matures on March 31, 2015. Under this agreement Elba Express Operating can borrow up to $156.8 million. The six year term loan has a fifteen year amortization with the remaining balance due on March 31, 2015. Principal payments are due quarterly and began on June 30, 2010. The interest rate under the agreement can be either a base rate loan (determined by the higher of the Federal Funds Rate plus 50 basis points or the Prime Rate, each as defined in the agreement) plus a margin, or LIBOR plus a margin. The margin under the LIBOR interest option is 3.0% from completion date through the third anniversary (2013) thereof, and then increases to 3.5% through the maturity date. The interest rate on this obligation was 3.3% and 3.8% as of June 30, 2010 and December 31, 2009.
     The term loan is collateralized by all of the assets of Elba Express Operating, including (i) all physical assets, and (ii) all of Elba Express Operating’s transportation contracts and the proceeds derived therefrom. Elba Express Operating maintains a debt service reserve amount equal to six months of interest and principal payments.
     In August 2009, Elba Express Operating also paid $1.4 million to enter into an interest rate cap agreement through March 2015 which effectively converts a portion of the term loan from a floating interest rate to a fixed interest rate of 6% when the floating interest rate exceeds an interest rate cap of 6% based on 3-month LIBOR. The interest rate cap has been designated as a cash flow hedge. Accordingly, the change in its fair value is deferred in accumulated other comprehensive income or loss to the extent it is effective and will be recognized in earnings when the hedged transaction occurs. Ineffectiveness related to our cash flow hedge is recognized in earnings as it occurs. However, we did not record any ineffectiveness on this derivative during 2010 or 2009. Elba Express Operating also has a letter of credit facility of approximately $7.4 million and a revolving loan commitment of $0.8 million that it entered into in May 2009. Elba Express Operating has used $6.0 million of the $7.4 million letter of credit facility to maintain the debt service reserve listed above. No amounts were issued or outstanding under the revolving loan commitment as of June 30, 2010 or December 31, 2009.
     SLNG Debt. In February 2009, SLNG issued $135 million in aggregate principal amount of notes in a private placement, consisting of $71 million of 9.50% Senior Notes due February 24, 2014 and $64 million of 9.75% Senior Notes due February 24, 2016. The net proceeds from this offering were used to finance the construction of additional storage and vaporization send-out capacity at SLNG’s Elba Island LNG terminal and for general corporate purposes.
     The SLNG Notes bear interest at their respective interest rates and are payable semi-annually on the last day of February and August in each year. The SLNG Notes impose certain limitations on the ability of SLNG to, among other things, incur additional indebtedness, make certain restricted payments, enter into transactions with affiliates, and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. SLNG is required to comply with certain financial covenants, including a leverage ratio of no more than 5.00 to 1.00 and an interest coverage ratio of no less than 2.00 to 1.00.
     The SLNG Notes are unsecured and are redeemable at SLNG’s option at 100 percent of the principal amount plus a specified make-whole premium. The SLNG Notes are also subject to a change of control prepayment offer in the event of a ratings downgrade within a 120-day period from and including the date on which a change of control with respect to SLNG occurs (as defined in the note purchase agreement). If a sufficient number of the rating agencies downgrade the ratings of the SLNG Notes below investment grade within the 120-day period from and including the date of any such change of control, then SLNG is required to offer to prepay the entire unpaid principal amount of the Notes held by each holder at 101 percent of the principal amount of such SLNG Notes (without any make-whole amount or other penalty), together with interest accrued thereon to the date for such prepayment.

6. Fair Value of Financial Instruments

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term financing obligations, including current maturities	$2,187.3	$2,215.5	$1,635.6	$1,658.4
Interest rate derivatives	0.4	0.4	1.2	1.2
     As of June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade and other receivables and payables represented fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, we had notes receivable from El Paso of $66.4 million and $168.6 million, with a variable interest rate of 1.6% and 1.5% in each period. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value because the notes are due on demand and the market-based nature of their interest rate. We estimate the fair value of our debt based on quoted market prices for the same or similar issues.
     In August 2009, Elba Express Operating paid $1.4 million to enter into an interest rate cap agreement, which we have designated as a cash flow hedge as discussed in Note 5. The fair value of this derivative was calculated based on data for similar instruments in similar markets. Based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the fair value of this asset, we considered this a Level 2 measurement. Level 2 instruments’ fair values are primarily based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets).

7. Commitments and Contingencies
Legal Proceedings
     We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. As of June 30, 2010, we had no accruals for our outstanding legal matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2010 and December 31, 2009, we had accrued approximately $10.0 million and $10.8 million, respectively, for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $33.9 million at June 30, 2010. Our accrual at June 30, 2010 includes $7.2 million for environmental contingencies related to properties that were previously owned by CIG. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     For the remainder of 2010, we estimate that our total remediation expenditures will be approximately $1.5 million, which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of less than $1 million in the aggregate for the years 2010 through 2014.
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

8. Accounts Receivable Sales Program
     During 2009, CIG had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and CIG retained subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower CIG’s overall cost of capital. During the quarter and six months ended June 30, 2009, CIG received $46.7 million and $106.0 million of cash related to the sale of the senior interest, collected $43.0 million and $78.9 million from the subordinated interest CIG retained in the receivables, and recognized a loss of $0.1 million and $0.2 million on these transactions. At December 31, 2009, the third party financial institution held $20.4 million of senior interest and CIG held $16.8 million of subordinated interest. Our subordinated interest is reflected in accounts receivable on our balance sheet. In January 2010, CIG terminated this accounts receivable sales program and paid $20.4 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows in our statement of cash flows.
     In 2010, CIG entered into a new accounts receivable program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers. Under this program, CIG sells receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity). As of June 30, 2010, the third party financial institution held $31.2 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, CIG receives a portion of the sales proceeds up front and receives an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and six months ended June 30, 2010, CIG received $47.9 million and $127.1 million of cash up front from the sale of the receivables and received an additional $44.0 million and $95.1 million of cash upon the collection of the underlying receivables. As of June 30, 2010, CIG had not collected approximately $16.9 million related to its accounts receivable sales, which is reflected as other accounts receivable in our balance sheet (and was initially recorded at an amount which approximates its fair value as a Level 2 measurement). We recognized losses of $0.1 million and $0.2 million on our accounts receivable sales during the quarter and six months ended June 30, 2010. Because the cash received up front and the cash received as the underlying receivables are collected both are related to the sale or ultimate collection of the underlying receivables, and not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows in our statement of cash flows.
     Under both the prior and current accounts receivable sales programs, CIG serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the quarter and six months ended June 30, 2010 and 2009.
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
     In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso, as further discussed in Note 2. This acquisition increased our general partner interest in SNG to 45 percent. Also, CIG has a 50 percent member interest in WYCO Development LLC (WYCO). We account for these investments using the equity method of accounting and our proportionate share of the operating results of SNG and WYCO has been reflected as earnings from unconsolidated affiliates since the dates the respective interests were acquired. The information below related to our unconsolidated affiliates reflects our net investment and earnings we recorded from these investments and summarized financial information of our proportionate share of SNG.
Net Investment and Earnings

	Investments		Earnings from Unconsolidated Affiliates
	June 30,	December 31,	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
	(In millions)		(In millions)
SNG	$719.4	$403.4	$16.1	$12.0	$35.1	$24.5
Other	14.8	14.1	0.3	0.3	1.0	0.6

Total	$734.2	$417.5	$16.4	$12.3	$36.1	$25.1

SNG Summarized Financial Information

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Operating results data:
Operating revenues	$34.7	$29.7	$71.0	$61.3
Operating expenses	15.6	15.4	30.2	30.9
Net income	16.1	12.0	35.1	24.5
Transactions with Affiliates
     Distributions Received from SNG. We received cash distributions from SNG of $17.1 million and $12.3 million during the quarters ended June 30, 2010 and 2009 and $37.8 million and $21.1 million during the six months ended June 30, 2010 and 2009. In July 2010, we received cash distributions from SNG of $24.2 million.
     CIG Distributions to El Paso. CIG is required to make distributions of available cash as defined in its partnership agreement on a quarterly basis to its partners, including us. Since we consolidate CIG, we have reflected 42 percent of CIG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. CIG’s remaining historical distributions (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. The following table shows CIG’s cash distributions to El Paso:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions)
Distributions to noncontrolling interest holder	$23.5	$16.7	$42.0	$34.9
Distributions of pre-acquisition earnings	—	7.2	—	15.0

Cash distributions to El Paso	$23.5	$23.9	$42.0	$49.9

     In July 2010, CIG paid cash distributions of $15.8 million to El Paso, its noncontrolling interest holder.

     SLNG and Elba Express Distributions to El Paso. As a result of the March 30, 2010 acquisition, SLNG and Elba Express are each now required to make distributions of available cash to its members, including us. SLNG paid cash distributions of $7.4 million to El Paso, its noncontrolling interest holder, during the quarter and six months ended June 30, 2010. During the quarter ended June 30, 2010, Elba Express paid cash distributions of $15.2 million to El Paso. In July 2010, SLNG paid cash distributions of $12.5 million to El Paso. Elba Express also made a cash distribution of $72.0 million to El Paso during 2009 to comply with certain restrictions in its project financing agreement.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our Current Report on Form 8-K filed on June 10, 2010. The following table shows revenues and charges from our affiliates:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Revenues from affiliates	$4.3	$4.0	$8.4	$7.9
Operation and maintenance expense from affiliates	20.4	22.7	40.9	47.7
Reimbursement of operating and expenses charged to affiliates	1.1	3.1	2.1	6.1
     Notes Receivable and Payable with Affiliates. At June 30, 2010 and December 31, 2009, we had notes receivable from El Paso of $66.4 million and $168.6 million. We classified $66.4 million and $165.0 million of these receivables as current on our balance sheets at June 30, 2010 and December 31, 2009, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In June 2010, in conjunction with our acquisition of an additional interest in SNG, El Paso repaid $20.7 million of our demand notes receivable. The interest rate on these variable interest rate demand notes was 1.6% and 1.5% as of June 30, 2010 and December 31, 2009. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at June 30, 2010 and December 31, 2009. At December 31, 2009 we had a non-interest bearing advance from El Paso of $50.1 million related to the Elba Express construction included in accounts payable with affiliates on our balance sheet. In March 2010, in conjunction with our acquisition of interests in SLNG and Elba Express, El Paso made a non-cash contribution of $63.8 million to eliminate this non-interest bearing advance. For a further discussion of our notes receivable and payable with affiliates, see our Current Report on Form 8-K filed on June 10, 2010.
     Income Taxes. Effective February 4, 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $71.7 million with recoveries of its note receivable from El Paso under the cash management program.
     Other. As of June 30, 2010 and December 31, 2009, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $26.9 million and $30.1 million. In the first quarter of 2010, prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13.1 million. During 2009, Elba Express received cash contributions from El Paso of $137.6 million related to the settlement of the Elba Express cash management program. In addition, Elba Express received cash contributions from El Paso of $92.3 million for the construction of the Elba Express Pipeline during second quarter 2009.
     As of June 30, 2010 and December 31, 2009, we had accounts receivable with affiliates arising in the ordinary course of business of $3.3 million and $32.0 million. Additionally, we had contractual deposits from affiliates of $6.8 million and $6.7 million included in contractual deposits on our balance sheets as of June 30, 2010 and December 31, 2009. WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of $0.3 million and $0.4 million for the quarters ended June 30, 2010 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our Current Report on Form 8-K filed on June 10, 2010 and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Overview
     In July 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso, as further discussed in Item 1, Financial Statements, Note 1. As owners of a majority of the general partner interests in CIG, we have the ability to control CIG’s operating and financial decisions and policies and accordingly have consolidated CIG’s historical financial statements in all periods presented. For a further discussion of this acquisition, see our Current Report on Form 8-K filed on June 10, 2010.
     On March 30, 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso, as further discussed in Item 1, Financial Statements, Note 2. As owners of a majority of the member interests in SLNG and Elba Express, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies. Accordingly, we have consolidated SLNG and Elba Express and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity as reflected in our Current Report on Form 8-K filed on June 10, 2010.
     In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso and, as a result, currently own an aggregate 45 percent general partner interest in SNG. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 2.
     We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of June 30, 2010, each of WIC, CIG, SLNG, Elba Express and SNG also have significant expansion projects in progress as further discussed in our Current Report on Form 8-K filed on June 10, 2010 and updated below:
     WIC. In March 2010, WIC received certificate authorization from the FERC to construct the first portion of the WIC Expansion project, which will add a compressor station on the Kanda Lateral. In June 2010, WIC received certificate authorization from the FERC to construct the second portion of the WIC Expansion project, which will install three miles of pipeline and reconfigure one compressor at the Wamsutter station. We anticipate that both portions of the WIC Expansion project will be placed in service in the fourth quarter of 2010.
     CIG. In April 2010, CIG received certificate authorization from the FERC to construct the Raton 2010 expansion project.
     SLNG/Elba Express. In June 2010, SLNG received certificate authorization from the FERC to place into service on July 1, 2010, an additional storage facility at the Elba Island LNG terminal as part of the Elba III Phase A Expansion.
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
     Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the periods ended June 30, 2010 compared to the same periods in 2009.
Operating Results:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In millions, except for volumes)
Operating revenues	$196.9	$141.0	$385.0	$293.9
Operating expenses	86.7	67.5	161.0	138.7

Operating income	110.2	73.5	224.0	155.2
Earnings from unconsolidated affiliates	16.4	12.3	36.1	25.1
Other income, net	3.6	12.1	18.5	21.8

EBIT before adjustment for noncontrolling interests	130.2	97.9	278.6	202.1
Net income attributable to noncontrolling interests	(31.4)	(20.9)	(69.8)	(44.8)

EBIT	98.8	77.0	208.8	157.3
Interest and debt expense, net	(31.9)	(16.0)	(50.8)	(31.7)
Affiliated interest income, net	0.2	0.5	0.8	1.5
Income tax expense	—	(5.0)	(2.4)	(10.4)

Net income attributable to El Paso Pipeline Partners, L.P.	67.1	56.5	156.4	116.7
Net income attributable to noncontrolling interests	31.4	20.9	69.8	44.8

Net income	$98.5	$77.4	$226.2	$161.5

Throughput volumes (BBtu/d)(1)	4,422	4,831	4,561	4,935

(1)	Throughput volumes are presented for WIC and CIG only. Elba Express was placed in service March 1, 2010. Although capacity is under contract, there were no volumes transported during the quarter and six months ended June 30, 2010.

	Quarter Ended June 30,				Six Months Ended June 30,
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$47.0	$(8.1)	$(10.4)	$28.5	$69.6	$(11.4)	$(3.9)	$54.3
Transportation revenues and expenses	5.1	(1.1)	—	4.0	10.5	(4.3)	—	6.2
Operational gas, revaluations and processing revenues	3.8	(8.2)	—	(4.4)	10.8	(8.7)	—	2.1
Equity earnings from SNG	—	—	4.1	4.1	—	—	10.6	10.6
Net income attributable to noncontrolling interests	—	—	(10.5)	(10.5)	—	—	(25.0)	(25.0)
Other(1)	—	(1.8)	1.9	0.1	0.2	2.1	1.0	3.3

Total impact on EBIT	$55.9	$(19.2)	$(14.9)	$21.8	$91.1	$(22.3)	$(17.3)	$51.5

(1)	Consists of individually insignificant items.

     Expansions. Our EBIT increased during the quarter and six months ended June 30, 2010 primarily due to higher revenue from expansion projects placed into service and higher other income due to the non-cash allowance for equity funds used during construction (AFUDC equity) from expansion projects not yet in-service, as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	Favorable/(Unfavorable)
	(In millions)
WIC
Piceance lateral	$3.3	$6.8
Other	0.5	0.9
CIG
Totem Gas Storage	3.5	8.6
Other	(0.4)	2.2
SLNG
Elba III Phase A Expansion	14.7	21.8
Elba Express
Elba Express Pipeline	6.9	14.0

Total impact on EBIT	$28.5	$54.3

     Transportation revenues and expenses. For the quarter and six months ended June 30, 2010, we experienced higher revenues primarily as a result of increased reservation revenue on WIC’s mainline system. However, this increase in transportation revenues is offset by higher expenses as a result of increased third party capacity commitments. In addition, our EBIT also benefited when compared to the same periods in 2009 due to a transportation contract buy-out cost recorded in second quarter 2009. Throughput decreased primarily due to lower Rockies production and lower off system throughput on our CIG and WIC systems. However, this decrease in throughput did not have a significant impact on EBIT as a material portion of WIC’s and CIG’s revenues are derived from firm reservation charges.
     Operational Gas, Revaluations and Processing Revenues. During the quarter and six months ended June 30, 2009, WIC and CIG used a fuel tracker mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to fuel imbalance revaluations and related gas balance items. This price volatility impacts our earnings through the periodic non-cash revaluation of our fuel imbalances and their eventual settlement, along with other impacts to other gas balance items. We continue to seek options with the FERC and shippers to minimize the price volatility associated with these operational activities.
     During the quarter and six months ended June 30, 2009, we recorded a favorable adjustment on CIG to reflect the impact of retroactively unwinding the non-volumetric provision of the fuel tracker. Our EBIT during the quarter and six months ended June 30, 2010 also benefited when compared to the same periods in 2009 due to fuel tracker reserve adjustments on WIC as a result of various FERC orders. For a further discussion of our fuel recovery mechanisms, see our Current Report on Form 8-K filed on June 10, 2010. In addition, our processing revenues at CIG were higher during the quarter and six months ended June 30, 2010 compared to the same periods in 2009 due to both a favorable price change and increased demand for natural gas liquids. This impact, however, was largely offset by higher expenses due to unfavorable prices for gas consumed in processing these liquids compared with the same periods in 2009.
     Equity Earnings from SNG. For the quarter and six months ended June 30, 2010, we recorded equity earnings from SNG of $16.1 million and $35.1 million compared to equity earnings of $12.0 million and $24.5 million for the same periods in 2009. Our equity earnings increased primarily due to an increase in SNG’s base tariff rates effective September 1, 2009 pursuant to SNG’s rate case settlement.
     In January 2010, the FERC approved SNG’s settlement in which SNG (i) increased its base tariff rates, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013.

     Net Income Attributable to Noncontrolling Interests. We have reflected El Paso’s 42 percent general partner interest in CIG and its 49 percent member interest in each of SLNG and Elba Express as noncontrolling interest in our financial statements in all periods presented. During the quarter and six months ended June 30, 2010, our net income attributable to noncontrolling interests increased as compared to the same period in 2009 due to an increase in CIG’s net income primarily related to additional revenue generated by CIG from its Totem Gas Storage expansion project, an increase in SLNG’s net income from its Elba III Phase A Expansion project and an increase in Elba Express’ net income from placing the Elba Express pipeline in service on March 1, 2010.
Interest and Debt Expense
     Interest and debt expense for the quarter and six months ended June 30, 2010, was $15.9 million and $19.1 million higher than the same periods in 2009 primarily due to the March 30, 2010 issuance of $425.0 million of senior unsecured notes, the $165 million nonrecourse project financing agreement entered into by Elba Express Operating in May 2009, the $135 million debt issuance by SLNG in February 2009 and the financing obligation to WYCO related to the Totem Gas Storage project completed in June 2009. These increases were partially offset by a decrease in the average balance outstanding under our credit facility from approximately $575 million and $578 million for the quarter and six months ended June 30, 2009 to approximately $535 million and $528 million for the same periods in 2010. The average interest rates under our credit facility were 0.9 percent and 0.8 percent for the quarters ended June 30, 2010 and 2009. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5.
Income Taxes
     Income tax expense for the quarter and six months ended June 30, 2010, was $5.0 million and $8.0 million lower than the same periods in 2009 primarily due to SLNG’s conversion into a non-taxpaying limited liability company on February 4, 2010 prior to our acquisition of a 51 percent member interest.
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

     Our Distributable Cash Flow was $176.2 million and $111.9 million for the six months ended June 30, 2010 and 2009. The increase in Distributable Cash Flow in 2010 was primarily due to higher expansion revenues and acquisitions. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the six months ended June 30, 2010 and 2009:
Reconciliation of Distributable Cash Flow to Net Income.

	Six Months Ended June 30,
	2010	2009
	(In millions)
Net income	$226.2	$161.5
Net income attributable to noncontrolling interests	(69.8)	(44.8)

Net income attributable to El Paso Pipeline Partners, L.P.	156.4	116.7
Add: Income tax expense	2.4	10.4
Add: Interest and debt expense, net	50.8	31.7
Less: Affiliated interest income, net	(0.8)	(1.5)

EBIT (1)	208.8	157.3
Add:
Depreciation and amortization	43.9	36.6
Distributions declared by unconsolidated affiliates	42.1	26.3
Net income attributable to noncontrolling interests	69.8	44.8
Less:
Earnings from unconsolidated affiliates	(36.1)	(25.1)
Declared distributions by majority owned subsidiaries to El Paso (2)	(65.2)	(39.3)

Adjusted EBITDA	263.3	200.6

Less:
Cash interest expense, net	(53.8)	(37.6)
Maintenance capital expenditures	(7.9)	(10.3)
SLNG pre-acquisition undistributed earnings(3)	—	(16.7)
Other, net (4)	(25.4)	(24.1)

Distributable Cash Flow	$176.2	$111.9

(1)	For a further discussion of our use of EBIT, see Results of Operations.

(2)	In 2010, declared distributions include $39.3 million from CIG, $19.9 million from SLNG and $6.0 million from Elba Express. In 2009, declared distributions were made from CIG.

(3)	Represents the undistributed earnings of SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB’s March 2010 acquisition.

(4)	Includes certain non-cash items such as AFUDC equity and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2010	2009
	(In millions)
Net cash provided by operating activities	$194.6	$200.4
Income tax expense	2.4	10.4
Interest and debt expense, net	50.8	31.7
Affiliated interest income, net	(0.8)	(1.5)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(65.2)	(39.3)
SLNG pre-acquisition taxes payable	12.1	(5.0)
SLNG pre-acquisition accumulated deferred taxes	58.2	—
Changes in working capital and other	11.2	3.9

Adjusted EBITDA	263.3	200.6

Less:
Cash interest expense, net	(53.8)	(37.6)
Maintenance capital expenditures	(7.9)	(10.3)
SLNG pre-acquisition undistributed earnings(2)	—	(16.7)
Other, net (3)	(25.4)	(24.1)

Distributable Cash Flow	$176.2	$111.9

(1)	In 2010, declared distributions include $39.3 million from CIG, $19.9 million from SLNG and $6.0 million from Elba Express. In 2009, declared distributions were made from CIG.

(2)	Represents the undistributed earnings of SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB’s March 2010 acquisition.

(3)	Includes certain non-cash items such as AFUDC equity and other items.
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
     Our sources of liquidity include cash generated from our operations, quarterly cash distributions received from SNG, notes receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This revolving credit facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or debt offerings. As of June 30, 2010, we had approximately $327 million of liquidity, consisting of $215 million of availability under our revolving credit facility, $66 million of notes receivable due from El Paso and $46 million of cash on hand including approximately $9 million at Elba Express. For a further discussion of our revolving credit facility, see our Current Report on Form 8-K filed on June 10, 2010.
     At June 30, 2010, we had notes receivable from El Paso of approximately $66 million which were classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.
     Although financial market conditions have substantially improved from levels experienced in late 2008 and early 2009, volatility in 2010 and beyond in the financial markets could impact our longer-term access to capital for future growth projects as well as the cost of such capital. Prolonged restricted access to the financial markets could impact our ability to grow our Distributable Cash Flow through acquisitions. However, we believe that cash flows from operating activities, including the cash distributions received from SNG, availability under our credit facility and our notes receivable from El Paso will be adequate to meet our operating needs, our anticipated cash distributions to our partners and our planned expansion opportunities for the foreseeable future. Additionally, we believe our exposure to changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas. For further detail on our operations, including risk factors relating to adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see our Current Report on Form 8-K filed on June 10, 2010.

     Overview of Cash Flow Activities. Our cash flows for the six months ended June 30, 2010 are summarized as follows:

2010
(In millions)
Cash Flow from Operations
Net income	$226.2
Non-cash income adjustments	40.2
Change in other assets and liabilities	(71.8)

Total cash flow from operations	$194.6

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$102.2
Proceeds from sale of assets	17.8
Other	3.9

Financing activities
Net proceeds from issuance of common and general partner units	561.1
Net proceeds from issuance of long-term debt	546.9
Cash contribution from El Paso	13.1
Other	1.3

Total other cash inflows	$1,246.3

Cash Outflows
Investing activities
Capital expenditures	$(98.3)
Cash paid to acquire interests in SLNG and Elba Express	(468.1)
Cash paid to acquire additional interests in SNG	(318.7)
Acquisition from SNG	(8.1)

Financing activities
Payments to retire long-term debt, including capital lease obligations	(3.8)
Cash distributions to unitholders and general partner	(106.3)
Cash distributions to El Paso	(64.6)
Excess of cash paid for SLNG and Elba Express interests over contributed book value	(189.9)
Excess of cash paid for SNG interests over contributed book value	(173.7)

Total cash outflows	$(1,431.5)

Net change in cash and cash equivalents	$9.4

     For the six months ended June 30, 2010, we generated cash flow from operations of $194.6 million compared with $200.4 million in the same period in 2009. Our operating cash flow in 2010 decreased because of SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances of approximately $71.7 million with amounts recovered from its note receivable from El Paso under the cash management program. This decrease was partially offset by higher expansion revenue related to our Totem Gas Storage expansion and from placing the Elba III Phase A Expansion and Elba Express pipeline in service in March 2010. We received $561.1 million in net proceeds from the issuance of additional common and general partner units in January 2010 and June 2010 and $530.3 million from the public issuance of senior notes, which were used to acquire both a 51 percent member interest in each of SLNG and Elba Express and a 20 percent interest in SNG from El Paso. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 2.
     During 2010, we utilized our cash inflows to pay distributions, including CIG, SLNG and Elba Express distributions to El Paso of their share of available cash (see Item 1, Financial Statements, Note 9), to fund maintenance and growth projects as further noted below, to acquire pipeline assets from an affiliate and to acquire interests in SLNG, Elba Express and SNG.

     We made cash distributions to our unitholders of $106.3 million during the six months ended June 30, 2010 compared with $74.2 million in the same period in 2009, reflecting a greater number of partnership units outstanding and an increase in our cash distribution per unit. Our cash capital expenditures for the six months ended June 30, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our system are listed below:

	Six Months Ended	Remaining
	June 30, 2010	2010	Total
	(In millions)
Maintenance	$7.9	$23.8	$31.7
Expansion	90.4	123.6	214.0

Total	$98.3	$147.4	$245.7

     Our expected remaining 2010 expansion capital expenditures of $123.6 million include amounts primarily related to our WIC Expansion and Raton 2010 growth projects. While we expect to fund our maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our notes receivable from El Paso.
Unconsolidated Affiliates
     SNG, our investee, participates in El Paso’s cash management program and is required to make quarterly distributions of its available cash to its partners, including us. As of June 30, 2010, SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from SNG’s partners (including us), if necessary. SNG’s uses of cash primarily include capital expenditures, debt service, and required quarterly distributions to partners. For the remainder of 2010, we anticipate SNG will utilize amounts recovered from its notes receivable with El Paso, together with capital contributions from their partners, including us, to fund their capital investment needs. We estimate that we may be required to make capital contributions to SNG of approximately $60 million during the remainder of 2010.

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
     The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources, which could materially increase the costs of our operations. Our preliminary estimate of the first-year cost to our company is less than $1 million.
     The EPA has also adopted regulations that will require permits to be obtained under the Clean Air Act for GHG emission above certain thresholds. Depending on the thresholds ultimately established by the EPA, these permitting requirements could have a material impact upon the costs of our operations, could require us to install new equipment to control emissions from our facilities and could result in delays and negative impacts on our ability to obtain permits and other regulatory approvals with regard to new and existing facilities. The EPA’s regulations are being challenged in the federal courts. However, pending such judicial reviews, the thresholds that have been established by the EPA through at least 2016 are not expected to have a material impact on our operations or financial results.
     It is uncertain what federal or state legislation or regulations will ultimately be adopted and whether adopted regulations will withstand likely legal challenges. Therefore, the potential impact on our operations and construction projects remains uncertain.
     Energy Legislation. In conjunction with these climate change proposals, there have been various federal and state legislative and regulatory proposals that would create additional incentives to move to a less carbon intensive “footprint.” Although it is reasonably likely that many of these proposals will be enacted over the next few years, we cannot predict the form of any laws and regulations that might be enacted, the timing of their implementation, or the precise impact on our operations or demand for natural gas. However, such proposals if enacted could impact natural gas demand over the longer term.
     Air Quality Regulations. In March 2009, the EPA proposed a rule that is expected to be finalized later in 2010 impacting emissions of hazardous air pollutants from reciprocating internal combustion engines and requiring us to install emission controls on our pipeline systems. As proposed, engines subject to the regulations would have to be in compliance by August 2013. Based upon that timeframe, we expect that we would begin incurring expenditures in late 2010, incur the majority of the expenditures in 2011 and 2012, and expend any remaining amounts in early 2013. Based on our expectation that the final rule will be similar to a recently adopted rule applicable to diesel engines, our current estimated impact is approximately $9 million in capital expenditures over the period from 2010 to 2013.

     In February 2010, the EPA promulgated a new one-hour National Ambient Air Quality Standard (NAAQS) for oxides of nitrogen (NO2). The new standard is in addition to the existing annual NAAQS which was not changed. While it is uncertain how the EPA and the states will apply the new one-hour NAAQS, the new NAAQS may impact our ability to obtain permits and other regulatory approvals with regard to existing and new facilities and may cause us to incur costs to install additional controls on existing and new facilities. The EPA’s new rule is being challenged in the federal courts. While the new NAAQS, if upheld, could have a material impact on our cost of operations and our cost to install new facilities, we are unable, at this point, to estimate its financial impact.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Current Report on Form 8-K filed on June 10, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
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
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2009 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 under Part II, Item 1A, Risk Factors. In addition, the recent oil spill in the Gulf of Mexico poses additional risks for our business including certain contractual arrangements with a certain party involved in the oil spill. Although the party has posted credit support associated with these contractual arrangements, there is a risk that the party could default in the performance of our contracts.
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

EL PASO PIPELINE PARTNERS, L.P. By: El Paso Pipeline GP Company, L.L.C., its General Partner
Date: August 6, 2010	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2010	By:	/s/ Rosa P. Jackson
Rosa P. Jackson
Vice President and Controller (Principal Accounting Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
2	Contribution Agreement dated June 17, 2010, by and among El Paso Pipeline Partners, L.P., El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on June 22, 2010).

3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

10.A	Contribution, Conveyance and Assumption Agreement dated June 23, 2010, by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on June 28, 2010).

10.B	Second Amendment to General Partnership Agreement of Southern Natural Gas Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on June 28, 2010).

10.C	Contribution, Conveyance and Assumption Agreement dated June 30, 2010, by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 2, 2010).

10.D	Third Amendment to General Partnership Agreement of Southern Natural Gas Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 2, 2010).

*12	Ratio of Earnings to Fixed Charges

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document