Form 10-Q
period 2010-09-30
El Paso Pipeline Partners, L.P.
filed 2010-11-08
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     There were 137,555,998 Common Units, 27,727,411 Subordinated Units and 3,373,131 General Partner Units outstanding as of November 1, 2010

EL PASO PIPELINE PARTNERS, L.P.
TABLE OF CONTENTS

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
When we refer to “us,” “we,” “our,” “ours,” “the company,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(1)	2010	2009(1)
Operating revenues	$197.2	$147.0	$582.2	$440.9
Operating expenses
Operation and maintenance	71.8	45.4	173.0	133.5
Depreciation and amortization	24.9	18.5	68.8	55.1
Taxes, other than income taxes	8.9	7.0	24.8	21.0

	105.6	70.9	266.6	209.6

Operating income	91.6	76.1	315.6	231.3
Earnings from unconsolidated affiliates	27.4	11.9	63.5	37.0
Other income, net	2.0	11.2	20.5	33.0
Interest and debt expense, net	(33.9)	(18.5)	(84.7)	(50.2)
Affiliated interest income, net	—	0.9	0.8	2.4

Income before income taxes	87.1	81.6	315.7	253.5
Income tax expense	—	5.3	2.4	15.7

Net income	87.1	76.3	313.3	237.8
Net income attributable to noncontrolling interests	(23.6)	(21.6)	(93.4)	(66.4)

Net income attributable to El Paso Pipeline Partners, L.P.	$63.5	$54.7	$219.9	$171.4

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.39	$0.35	$1.37	$1.13
Subordinated units	$0.35	$0.35	$1.26	$1.09

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$473.5	$36.4
Accounts and notes receivable
Customer, net of allowance of $0.1 in 2010	40.7	20.4
Affiliates	56.7	197.0
Other	14.5	0.7
Other	24.0	21.8

Total current assets	609.4	276.3

Property, plant and equipment, at cost	4,048.5	3,898.1
Less accumulated depreciation and amortization	(871.5)	(788.2)

Total property, plant and equipment, net	3,177.0	3,109.9

Other assets
Investments in unconsolidated affiliates	737.6	417.5
Other	114.9	112.4

	852.5	529.9

Total assets	$4,638.9	$3,916.1

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$13.9	$9.5
Affiliates	35.5	80.2
Other	22.7	35.6
Short-term financing obligations, including current maturities	47.9	9.2
Taxes payable	26.7	31.2
Contractual deposits	12.4	8.7
Other	43.1	35.4

Total current liabilities	202.2	209.8

Other liabilities
Long-term debt and other financing obligations, less current maturities	2,137.2	1,626.4
Deferred tax liabilities	—	57.5
Other liabilities	53.6	51.1

	2,190.8	1,735.0

Commitments and contingencies (Note 7)
Partners’ capital
El Paso Pipeline Partners L.P. partners’ capital
Common units (137,555,998 and 97,622,247 units issued and outstanding at September 30, 2010 and December 31, 2009)	2,284.2	1,304.6
Subordinated units (27,727,411 units issued and outstanding at September 30, 2010 and December 31, 2009)	303.6	297.4
General partner units (3,373,131 and 2,558,028 units issued and outstanding at September 30, 2010 and December 31, 2009)	(1,123.7)	(370.9)
Accumulated other comprehensive loss	(0.4)	—

Total El Paso Pipeline Partners L.P. partners’ capital	1,463.7	1,231.1
Noncontrolling interests	782.2	740.2

Total partners’ capital	2,245.9	1,971.3

Total liabilities and partners’ capital	$4,638.9	$3,916.1

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009(1)
Cash flows from operating activities
Net income	$313.3	$237.8
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	68.8	55.1
Deferred income tax expense	1.2	7.3
Earnings from unconsolidated affiliates, adjusted for cash distributions	(1.2)	(3.9)
Non-cash asset write down	20.8	—
Other non-cash income items	(6.6)	(6.1)
Asset and liability changes
Income taxes payable	(12.1)	8.2
Accumulated deferred taxes	(58.2)	—
Other, net	(6.1)	(1.9)

Net cash provided by operating activities	319.9	296.5

Cash flows from investing activities
Capital expenditures	(133.5)	(591.6)
Cash paid to acquire interests in SLNG and Elba Express	(468.1)	—
Cash paid to acquire additional equity interests in SNG	(318.7)	—
Cash paid to acquire additional equity interests in CIG	—	(143.2)
Acquisition from SNG	(8.1)	—
Proceeds from sale of assets to SNG	17.8	—
Net change in notes receivable from affiliates	116.6	82.7
Other	2.9	2.7

Net cash used in investing activities	(791.1)	(649.4)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	976.5	216.4
Net payments on borrowings under credit facility	—	(49.9)
Net proceeds from issuance of long-term debt	546.8	255.2
Payments to retire long-term debt, including capital lease obligations	(6.4)	(2.9)
Cash distributions to unitholders and general partner	(171.0)	(116.4)
Cash distributions to El Paso	(92.9)	(132.8)
Cash contributions from El Paso	17.5	287.4
Excess of cash paid for SLNG and Elba Express interests over contributed book value	(189.9)	—
Excess of cash paid for SNG interests over contributed book value	(173.7)	—
Excess of cash paid for CIG interests over contributed book value	—	(71.3)
Other	1.4	0.1

Net cash provided by financing activities	908.3	385.8

Net change in cash and cash equivalents	437.1	32.9
Cash and cash equivalents
Beginning of period	36.4	11.0

End of period	$473.5	$43.9

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME(1)
(In millions)
(Unaudited)

	El Paso Pipeline Partners, L.P. Partners’ Capital
				Other			Total
	Limited Partners		General	Comprehensive		Noncontrolling	Partners’
	Common	Subordinated	Partner	Income	Total	Interests	Capital
Balance at December 31, 2008	$1,064.8	$289.4	$(313.4)	$—	$1,040.8	$589.4	$1,630.2

Net income	100.2	31.0	40.2	—	171.4	66.4	237.8
Unrealized mark-to-market net loss on hedges	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)

Total comprehensive income (loss)	—	—	—	(0.1)	171.3	66.3	237.6

Issuance of common and general partner units, net of issuance costs	211.9	—	4.5	—	216.4	—	216.4
Cash distributions to unitholders and general partner	(87.0)	(27.1)	(2.3)	—	(116.4)	—	(116.4)
Cash distributions to El Paso	—	—	(51.7)	—	(51.7)	(81.1)	(132.8)
Cash contributions from El Paso	—	—	146.6	—	146.6	140.8	287.4
Cash paid to general partner to acquire additional interest in CIG	—	—	(214.5)	—	(214.5)	—	(214.5)
Other	(0.1)	—	0.2	—	0.1	—	0.1

Balance at September 30, 2009	$1,289.8	$293.3	$(390.4)	$(0.1)	$1,192.6	$715.4	$1,908.0

Balance at December 31, 2009	$1,304.6	$297.4	$(370.9)	$—	$1,231.1	$740.2	$1,971.3

Net income	154.6	37.7	27.6	—	219.9	93.4	313.3
Unrealized mark-to-market net loss on hedges	—	—	—	(0.4)	(0.4)	(0.4)	(0.8)

Total comprehensive income (loss)				(0.4)	219.5	93.0	312.5

Issuance of common and general partner units, net of issuance costs	956.2	—	20.3	—	976.5	—	976.5
Cash distributions to unitholders and general partner	(131.3)	(31.6)	(8.1)	—	(171.0)	—	(171.0)
Cash distributions to El Paso	—	—	—	—	—	(92.9)	(92.9)
Cash contributions from El Paso	—	—	6.7	—	6.7	10.8	17.5
Non-cash contribution from El Paso	—	—	32.5	—	32.5	31.3	63.8
Cash paid to general partner to acquire interests in Elba Express and SLNG	—	—	(658.0)	—	(658.0)	—	(658.0)
Excess of cash paid for SNG interest over contributed book value	—	—	(173.7)	—	(173.7)	—	(173.7)
Other	0.1	0.1	(0.1)	—	0.1	(0.2)	(0.1)

Balance at September 30, 2010	$2,284.2	$303.6	$(1,123.7)	$(0.4)	$1,463.7	$782.2	$2,245.9

(1)	Retrospectively adjusted as discussed in Notes 1 and 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. generally accepted accounting principles (GAAP). You should read this Quarterly Report on Form 10-Q along with our Current Report on Form 8-K filed on June 10, 2010, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2010, and for the quarter and nine months ended September 30, 2010 and 2009, are unaudited. Our financial statements for prior periods also include certain reclassifications that were made to conform to the current period presentation, none of which impacted our reported net income or partners’ capital. In our opinion, we have made all adjustments, which are of a normal recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year.
     In July 2009, we acquired an additional 18 percent general partner interest in Colorado Interstate Gas Company (CIG) from El Paso Corporation (El Paso) for $214.5 million, and, as a result, currently own an aggregate 58 percent general partner interest in CIG. As owners of a majority of the general partner interests in CIG, we have the ability to control CIG’s operating and financial decisions and policies and accordingly have consolidated CIG’s historical financial statements in all periods presented. El Paso owns the remaining 42 percent partner interest in CIG which is reflected as a noncontrolling interest. For a further discussion of this acquisition, see our Current Report on Form 8-K filed on June 10, 2010.
     In March 2010, we acquired a 51 percent member interest in each of Southern LNG Company, L.L.C. (SLNG) and El Paso Elba Express Company, L.L.C. (Elba Express) from El Paso for $810.0 million. We have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and, accordingly, have consolidated the historical financial statements of SLNG and Elba Express in all periods presented. El Paso owns the remaining 49 percent member interest in each of SLNG and Elba Express which is reflected as a noncontrolling interest. For a further discussion of this acquisition, see Note 2 and our Current Report on Form 8-K filed on June 10, 2010.
     In June 2010, we acquired an additional 20 percent general partner interest in Southern Natural Gas Company (SNG) from El Paso for $492.4 million and, as a result, currently own an aggregate 45 percent general partner interest in SNG. El Paso owns the remaining 55 percent partner interest in SNG. For a further discussion of this acquisition, see Note 2.
Significant Accounting Policies
     The following is an update of our significant accounting policies and accounting pronouncements issued and adopted during the nine months ended September 30, 2010.
     Transfers of Financial Assets. On January 1, 2010, we adopted an accounting standards update for financial asset transfers. Among other items, the update requires the sale of an entire financial asset or a proportionate interest in a financial asset in order to qualify for sale accounting. These changes were effective for sales of financial assets occurring on or after January 1, 2010. In January 2010, CIG terminated its prior accounts receivable sales program under which it previously sold senior interests in certain of its accounts receivable to a third party financial institution (through a wholly owned special purpose entity). As a result, the adoption of the accounting standards update did not have a material impact on our financial statements. Upon termination of the prior accounts receivable sales program, CIG entered into a new accounts receivable sales program under which CIG sells certain of its accounts receivable in their entirety to the third party financial institution (through a wholly owned special purpose entity). The transfer of these receivables qualifies for sale accounting under the provisions of this accounting standards update. We present the cash flows related to the prior and new accounts receivable sales programs as operating cash flows in our statements of cash flows. For further information, see Note 8.

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
     Acquisition of Interests in SLNG and Elba Express. In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810.0 million. The consideration paid to El Paso consisted of $658.0 million in cash and the issuance of 5,346,251 common units and 109,107 general partner units. We financed the $658.0 million cash payment through (i) net proceeds of $419.9 million from the issuance of public debt (see Note 5), (ii) $236.1 million of cash on hand from the proceeds of our January 2010 public offering of 9,862,500 common units and related issuance of 201,404 general partner units to El Paso, and (iii) $2.0 million borrowed under our revolving credit facility. Subsequent to the acquisition, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and have consolidated SLNG and Elba Express in our financial statements. Because the transaction was accounted for as a reorganization of entities under common control, we have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity. Accordingly, the condensed consolidated balance sheets reflect the historical carrying value of SLNG’s and Elba Express’ assets and liabilities. For accounting purposes, because of the consolidation of SLNG and Elba Express, we reflected the $658.0 million cash paid to acquire a 51 percent member interest in each of SLNG and Elba Express as a reduction of our general partner’s capital. We have reflected El Paso’s 49 percent member interest in each of SLNG and Elba Express as noncontrolling interests in our financial statements. As a result of the retrospective consolidation, SLNG and Elba Express earnings prior to the March 30, 2010 acquisition date (“pre-acquisition earnings”) in historical periods have been allocated solely to our general partner. We allocated pre-acquisition earnings of $16.2 million to our general partner for the nine months ended September 30, 2010. In addition, the retrospective consolidation of SLNG and Elba Express increased net income attributable to El Paso Pipeline Partners, L.P. by $8.1 million and $22.5 million for the quarter and nine months ended September 30, 2009.
     Other. During the first quarter of 2010 and prior to our March 30, 2010 acquisition, Elba Express purchased pipeline assets from SNG for $8.1 million and sold pipeline assets to SNG for $17.8 million. We recorded both the purchase and sale at their historical cost and accordingly, we recognized no gain or loss on these transactions.
Divestitures
     Divestiture of Natural Buttes. In November 2009, we sold our Natural Buttes compressor station and gas processing plant to a third party for $9.0 million and recorded a gain of approximately $7.8 million related to the sale, which was included in our income statement as a reduction of operation and maintenance expense. Pursuant to the 2009 FERC order approving the sale of the compressor station and gas processing plant, we filed proposed accounting entries associated with the sale with the FERC for its approval which utilized a technical obsolescence valuation methodology for determining the portion of the composite accumulated depreciation attributable to the plant which resulted in us recording a gain on the sale in the fourth quarter of 2009. In September 2010, the FERC issued an order that utilized a different depreciation allocation methodology to estimate the net book value of the facilities. Based on the order, we recorded a non-cash adjustment as an increase of operation and maintenance expense of approximately $20.8 million in the third quarter of 2010 to write down net property, plant and equipment associated with the sale of the Natural Buttes facilities since it is no longer probable of recovery. We have filed a request for rehearing and clarification of the order.

3. Partners’ Capital
     In January 2010, we publicly issued 9,862,500 common units and issued 201,404 general partner units to El Paso for net proceeds of $236.1 million. Cash on hand from the net proceeds from this offering were subsequently used to acquire a 51 percent member interest in each of SLNG and Elba Express (see Note 2). Additionally, in March 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of interests in SLNG and Elba Express. In June 2010, we publicly issued 11,500,000 common units and issued 234,694 general partner units to El Paso for net proceeds of $325.0 million. The net proceeds from this offering were used to acquire an additional 20 percent general partner interest in SNG (see Note 2).
     In September 2010, we publicly issued 13,225,000 common units and 269,898 general partner units to El Paso for net proceeds of $415.4 million. The partnership intends to use the net proceeds from the offering for general partnership purposes, including potential future acquisitions and growth capital expenditures. Following the issuance of the additional units, El Paso owns a 52 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs).
4. Earnings Per Unit and Cash Distributions
     Earnings per unit. Earnings per unit is calculated based on actual distributions made to a master limited partnership’s unitholders, including the holder of IDRs, for the related reporting period. To the extent net income attributable to El Paso Pipeline Partners, L.P. exceeds cash distributions, the excess is allocated to unitholders and holder of IDRs based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to El Paso Pipeline Partners, L.P., the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations used in the calculation of earnings per unit.
     We have retrospectively adjusted our historical financial statements for the consolidation of SLNG and Elba Express following the acquisition of a 51 percent member interest in each of SLNG and Elba Express from El Paso in March 2010 (see Note 2) and for the consolidation of CIG following the acquisition of an additional 18 percent interest in July 2009 (see Note 1). As a result of the retrospective consolidations, (i) the earnings from SLNG and Elba Express prior to the March 2010 acquisition date, and (ii) the earnings from the incremental interest in CIG acquired prior to the July 2009 acquisition date, are considered “pre-acquisition earnings” and have been allocated solely to our general partner in all periods presented.
     Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of September 30, 2010 and 2009, we had 8,429 and 13,717 restricted units outstanding, a portion of which were dilutive for the quarter and nine months ended September 30, 2010 and 2009.
     The tables below show the (i) allocation of net income attributable to El Paso Pipeline Partners, L.P. and the (ii) net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarters and nine months ended September 30, 2010 and 2009.
     Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$63.5	$54.7	$219.9	$171.4
Less: Pre-acquisition earnings allocated to general partner	—	(9.5)	(16.2)	(37.2)

Income subject to 2% allocation of general partner interest	$63.5	$45.2	$203.7	$134.2
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(1.3)	(0.9)	(4.0)	(2.6)

General partner’s incentive distribution	(3.3)	(0.4)	(7.4)	(0.4)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$58.9	$43.9	$192.3	$131.2

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2010		2009
	Common	Subordinated	Common	Subordinated
Quarter Ended September 30	(In millions, except for per unit amounts)
Distributions (1)	$56.4	$11.3	$34.2	$9.7
Excess distributions	(7.2)	(1.6)	—	—

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$49.2	$9.7	$34.2	$9.7

Weighted average limited partner units outstanding — Basic and Diluted	125.9	27.7	97.6	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.39	$0.35	$0.35	$0.35

	2010		2009
	Common	Subordinated	Common	Subordinated
Nine Months Ended September 30	(In millions, except for per unit amounts)
Distributions (1)	$149.0	$33.0	$94.0	$27.9
Undistributed earnings	8.3	2.0	7.1	2.2

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$157.3	$35.0	$101.1	$30.1

Weighted average limited partner units outstanding — Basic and Diluted	115.1	27.7	89.8	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$1.37	$1.26	$1.13	$1.09

(1)	Reflects distributions declared to our common and subordinated unitholders of $0.41 per unit and $0.35 per unit for the quarters ended September 30, 2010 and 2009 and $1.19 per unit and $1.005 per unit for the nine months ended September 30, 2010 and 2009.
     Cash Distributions to Unitholders. Our common and subordinated unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the distributions to our unitholders (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarter Ended	Unit	Distribution	Declaration	Distribution
March 31, 2009	$0.325	$37.4	April 2009	May 2009
June 30, 2009	0.330	42.2	July 2009	August 2009
September 30, 2009	0.350	45.1	October 2009	November 2009
March 31, 2010	0.380	56.0	April 2010	May 2010
June 30, 2010	0.400	64.7	July 2010	August 2010
September 30, 2010	0.410	72.5	October 2010	November 2010
     The distribution for the quarter ended September 30, 2010 will be paid to all outstanding common and subordinated units on November 15, 2010 to unitholders of record at the close of business on November 1, 2010.
     Subordinated units and incentive distribution rights. All of our subordinated units and IDRs are held by wholly owned subsidiaries of El Paso. Based on the quarterly distribution per unit declared for the quarter ended September 30, 2010, our general partner will receive incentive distributions of $3.3 million in accordance with the partnership agreement for the third quarter of 2010. For a further discussion of our subordinated units and IDRs, see our Current Report on Form 8-K filed on June 10, 2010.

5. Long-Term Debt and Other Financing Obligations
     Our long-term debt and other financing obligations are as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
El Paso Pipeline Partners Operating Company, L.L.C.
Revolving credit facility, variable due 2012(1)	$520.0	$520.0
Senior Notes, 6.50%, due 2020	535.0	—
Note payable to El Paso, variable due 2012, LIBOR plus 3.5%	10.0	10.0
Notes, variable due 2012, LIBOR plus 3.5%	35.0	35.0
Notes, 7.76%, due 2011	37.0	37.0
Notes, 7.93%, due 2012	15.0	15.0
Notes, 8.00%, due 2013	88.0	88.0
Colorado Interstate Gas Company
Senior Notes, 5.95%, due 2015	35.0	35.0
Senior Notes, 6.80%, due 2015	339.9	339.9
Senior Debentures, 6.85%, due 2037	100.0	100.0
Elba Express Company, L.L.C.
Nonrecourse project financing, variable due 2015	154.0	138.0
Southern LNG Company, L.L.C.
Senior Notes, 9.50%, due 2014	71.0	71.0
Senior Notes, 9.75%, due 2016	64.0	64.0

Total long-term debt	2,003.9	1,452.9
Other financing obligations	181.2	182.7

Total long-term debt and other financing obligations	2,185.1	1,635.6
Less: Current maturities	47.9	9.2

Total long-term debt and other financing obligations, less current maturities	$2,137.2	$1,626.4

(1)	Includes $290 million of borrowings of Wyoming Interstate Company, L.L.C., (WIC), a co-borrower under the revolving credit facility, outstanding as of September 30, 2010 and December 31, 2009.
     Credit Facility. As of September 30, 2010 and December 31, 2009, we had $520.0 million outstanding under our revolving credit facility. As of September 30, 2010, our remaining availability under this facility was approximately $215.0 million. In determining our available capacity, we have assessed our lenders’ ability to fund under our credit facility. Based on receiving debt ratings effective March 30, 2010, we have moved to a ratings based pricing grid. These borrowings have an interest rate of London Interbank Offered Rate (LIBOR) plus 0.575 percent based on a debt rating pricing grid. We also pay utilization fees of 0.05 percent and commitment fees of 0.125 percent. Our all-in borrowing rate under this facility was 1.0 percent as of September 30, 2010 and 0.9 percent as of December 31, 2009. As of September 30, 2010, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our Current Report on Form 8-K filed June 10, 2010.
     EPB Other Debt Obligations. In March 2010, El Paso Pipeline Partners Operating Company (EPPOC) issued $425.0 million of 6.5 percent senior notes due 2020 that are guaranteed by its parent, El Paso Pipeline Partners, L.P. (EPB). EPPOC received net proceeds of $419.9 million which were used to provide partial funding for the acquisition of a 51 percent member interest in each of SLNG and Elba Express. EPPOC is a wholly owned subsidiary of EPB and the guarantee is full and unconditional. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SNG, SLNG, and Elba Express (collectively, the non-guarantor operating companies). EPB and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than 3 percent of the total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or EPB’s ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.
     In June 2010, EPPOC issued $110.0 million of additional 6.5 percent senior notes due 2020 that are guaranteed by EPB. EPPOC received net proceeds of $110.4 million (including accrued interest) which were used to provide partial funding for the acquisition of an additional interest in SNG. For a further discussion, see Note 2.
     The restrictive covenants under these obligations are no more restrictive than the restrictive covenants under our credit facility. For a further discussion of our restrictive covenants, see our Current Report on Form 8-K filed June 10, 2010.

     Elba Express Obligations. In May 2009, Elba Express Company, L.L.C. (Elba Express Operating), a wholly-owned subsidiary of Elba Express, entered into a secured nonrecourse project financing agreement with a group of banks led by Union Bank, N.A. as agent, which matures on March 31, 2015. Under this agreement, Elba Express Operating originally borrowed $156.8 million. The six year term loan has a fifteen year amortization with the remaining balance due on March 31, 2015. Principal payments are due quarterly and began on June 30, 2010. The interest rate under the agreement can be either a base rate loan (determined by the higher of the Federal Funds Rate plus 50 basis points or the Prime Rate, each as defined in the agreement) plus a margin, or LIBOR plus a margin. The margin under the LIBOR interest option is 3.0% from completion date through the third anniversary (2013) thereof, and then increases to 3.5% through the maturity date. The interest rate on this obligation was 3.5% and 3.8% as of September 30, 2010 and December 31, 2009.
     The term loan is collateralized by all of the assets of Elba Express Operating, including (i) all physical assets, and (ii) all of Elba Express Operating’s transportation contracts and the proceeds derived therefrom. Elba Express Operating maintains a debt service reserve amount equal to six months of interest and principal payments.
     In August 2009, Elba Express Operating also paid $1.4 million to enter into an interest rate cap agreement through March 2015 which effectively converts a portion of the term loan from a floating interest rate to a fixed interest rate of 6% when the floating interest rate exceeds an interest rate cap of 6% based on 3-month LIBOR. The interest rate cap has been designated as a cash flow hedge. Accordingly, the change in its fair value is deferred in accumulated other comprehensive income or loss to the extent it is effective and will be recognized in earnings when the hedged transaction occurs. Ineffectiveness related to our cash flow hedge is recognized in earnings as it occurs. However, we did not record any ineffectiveness on this derivative during 2010 or 2009. Elba Express Operating also has a letter of credit facility of approximately $7.4 million and a revolving loan commitment of $0.8 million that it entered into in May 2009. Elba Express Operating has used $6.0 million of the $7.4 million letter of credit facility to maintain the debt service reserve listed above. No amounts were issued or outstanding under the revolving loan commitment as of September 30, 2010 or December 31, 2009.
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
6. Fair Value of Financial Instruments

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term financing obligations, including current maturities	$2,185.1	$2,313.5	$1,635.6	$1,658.4
Interest rate derivatives	0.2	0.2	1.2	1.2
     As of September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, short-term borrowings, and current receivables and payables represented fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, we had notes receivable from El Paso of $52.0 million and $168.6 million, with a variable interest rate of 1.5% in each period. While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value because the notes are due on demand and the market-based nature of their interest rate. We estimate the fair values of our debt based on quoted market prices for the same or similar issues. The estimated fair values of our other financing obligations are based on observable inputs other than quoted prices in active markets.

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
7. Commitments and Contingencies
Legal Proceedings
     We and our subsidiaries and affiliates are named defendants in numerous legal proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. As of September 30, 2010, we had no accruals for our outstanding legal proceedings. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and establish accruals accordingly.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2010 and December 31, 2009, we had accrued approximately $10.1 million and $10.8 million, respectively, for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs; however, we estimate that our exposure could be as high as $34.2 million at September 30, 2010. Our accrual at September 30, 2010 includes $7.0 million for environmental contingencies related to properties that were previously owned by CIG. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     For the remainder of 2010, we estimate that our total remediation expenditures will be less than $1 million, which will be expended under government directed clean-up programs. In addition, we expect to make capital expenditures for environmental matters of approximately $8 million in the aggregate for the years 2010 through 2014. Substantially all of this amount is associated with the impact of the Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which was finalized in August 2010. Our engines that are subject to the regulations have to be in compliance by October 2013.
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

8. Accounts Receivable Sales Program
     During 2009, CIG had an agreement to sell a senior interest in certain accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through a wholly-owned special purpose entity), and CIG retained subordinated interest in those receivables. The sale of the senior interest qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower CIG’s overall cost of capital. During the quarter and nine months ended September 30, 2009, CIG received $43.6 million and $149.6 million of cash related to the sale of the senior interest, collected $47.2 million and $126.1 million from the subordinated interest CIG retained in the receivables, and recognized a loss of $0.1 million and $0.3 million on these transactions. At December 31, 2009, the third party financial institution held $20.4 million of senior interest and CIG held $16.8 million of subordinated interest. Our subordinated interest is reflected in accounts receivable on our balance sheet. In January 2010, CIG terminated this accounts receivable sales program and paid $20.4 million to acquire the senior interest. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interest, and cash paid to terminate the program, as operating cash flows in our statement of cash flows.
     In 2010, CIG entered into a new accounts receivable program to continue to sell accounts receivable to the third party financial institution that qualify for sale accounting under the updated accounting standards related to financial asset transfers. Under this program, CIG sells receivables in their entirety to the third party financial institution (through a wholly-owned special purpose entity). As of September 30, 2010, the third party financial institution held $30.2 million of the accounts receivable we sold under the program. In connection with our accounts receivable sales, CIG receives a portion of the sales proceeds up front and receives an additional amount upon the collection of the underlying receivables. Our ability to recover this additional amount is based solely on the collection of the underlying receivables. During the quarter and nine months ended September 30, 2010, CIG received $49.6 million and $176.7 million of cash up front from the sale of the receivables and received an additional $43.6 million and $138.7 million of cash upon the collection of the underlying receivables. As of September 30, 2010, CIG had not collected approximately $11.4 million related to its accounts receivable sales, which is reflected as other accounts receivable in our balance sheet (and was initially recorded at an amount which approximates its fair value as a Level 2 measurement). CIG recognized a loss of less than $0.1 million and $0.2 million on our accounts receivable sales during the quarter and nine months ended September 30, 2010. Because the cash received up front and the cash received as the underlying receivables are collected relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales program as operating cash flows in our statement of cash flows.
     Under both the prior and current accounts receivable sales programs, CIG serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the quarter and nine months ended September 30, 2010 and 2009.
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

Net Investment and Earnings

	Investments		Earnings from Unconsolidated Affiliates
			Quarter Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2010	2009	2010	2009	2010	2009
	(In millions)			(In millions)
SNG	$722.3	$403.4	$27.1	$11.2	$62.2	$35.7
Other	15.3	14.1	0.3	0.7	1.3	1.3

Total	$737.6	$417.5	$27.4	$11.9	$63.5	$37.0

SNG Summarized Financial Information

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In millions)
Operating results data:
Operating revenues	$60.0	$31.0	$131.1	$92.3
Operating expenses	28.5	16.8	58.7	47.7
Net income	27.1	11.2	62.2	35.7
Transactions with Affiliates
     Distributions Received from SNG. We received cash distributions from SNG of $24.2 million and $11.2 million during the quarters ended September 30, 2010 and 2009 and $62.0 million and $32.3 million during the nine months ended September 30, 2010 and 2009. In October 2010, we received a cash distribution from SNG of $23.3 million.
     CIG Distributions to El Paso. CIG is required to make distributions of available cash as defined in its partnership agreement on a quarterly basis to its partners, including us. Since we consolidate CIG, we have reflected 42 percent of CIG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. CIG’s remaining historical distributions (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. In October 2010, CIG paid a cash distribution of $13.9 million to El Paso, its noncontrolling interest holder.
     SLNG and Elba Express Distributions to El Paso. As a result of the March 30, 2010 acquisition, SLNG and Elba Express are each now required to make distributions of available cash to its members, including us. Since we consolidate SLNG and Elba Express, we have reflected 49 percent of SLNG’s and Elba Express’ distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. In October 2010, SLNG and Elba Express paid cash distributions of $16.0 million and $6.1 million, respectively to El Paso, its noncontrolling interest holder.
     The following table summarizes the cash distributions paid to El Paso in the quarter and nine months ended September 30, 2010 and 2009:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In millions)
CIG Distributions to El Paso
Distributions to noncontrolling interest holder	$15.8	$10.9	$57.8	$45.8
Distributions of pre-acquisition earnings	—	—	—	15.0

Cash distributions to El Paso	15.8	10.9	57.8	60.8

SLNG Distributions to El Paso
Distributions to noncontrolling interest holder	12.5	—	19.9	—

Elba Express Distributions to El Paso
Distributions to noncontrolling interest holder (1)	—	—	15.2	72.0

Total Cash distributions to El Paso	$28.3	$10.9	$92.9	$132.8

(1)	During the nine months ended September 30, 2009, Elba Express made a cash distribution of $72 million to El Paso to comply with certain restrictions in its project financing agreement.

     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our Current Report on Form 8-K filed on June 10, 2010. The following table shows revenues and charges from our affiliates:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
		(In millions)
	2010	2009	2010	2009
	(In millions)		(In millions)
Revenues from affiliates	$4.2	$4.1	$12.5	$12.0
Operation and maintenance expense from affiliates	22.0	22.9	62.9	70.6
Reimbursement of operating and expenses charged to affiliates	1.1	3.0	3.2	9.1
     Notes Receivable and Payable with Affiliates. At September 30, 2010 and December 31, 2009, we had notes receivable from El Paso of $52.0 million and $168.6 million. We classified $52.0 million and $165.0 million of these receivables as current on our balance sheets at September 30, 2010 and December 31, 2009, based on the net amount we anticipate using in the next twelve months considering available cash sources and needs. In June 2010, in conjunction with our acquisition of an additional interest in SNG, El Paso repaid $20.7 million of our demand notes receivable. The interest rate on these variable interest rate demand notes was 1.5% as of September 30, 2010 and December 31, 2009. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at September 30, 2010 and December 31, 2009. At December 31, 2009, we had a non-interest bearing advance from El Paso of $50.1 million related to the Elba Express construction included in accounts payable with affiliates on our balance sheet. In March 2010, in conjunction with our acquisition of interests in SLNG and Elba Express, El Paso made a non-cash contribution of $63.8 million to eliminate this non-interest bearing advance. For a further discussion of our notes receivable and payable with affiliates, see our Current Report on Form 8-K filed on June 10, 2010.
     Income Taxes. Effective February 4, 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $71.7 million with recoveries of its note receivable from El Paso under the cash management program.
     Other. As of September 30, 2010 and December 31, 2009, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $35.5 million and $30.1 million. In the first quarter of 2010, prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13.1 million. In July and October 2010, El Paso made capital contributions of $4.4 million and $1.3 million, respectively, to fund their share of SLNG expansion project expenditures for the second and third quarter of 2010. During 2009, Elba Express received cash contributions from El Paso of $137.6 million related to the settlement of the Elba Express cash management program. In addition, Elba Express received cash contributions from El Paso of $149.8 million for the construction of the Elba Express Pipeline during the nine months ended September 30, 2009.
     As of September 30, 2010 and December 31, 2009, we had accounts receivable with affiliates arising in the ordinary course of business of $4.7 million and $32.0 million. Additionally, we had contractual deposits from affiliates of $6.8 million and $6.7 million included in contractual deposits on our balance sheets as of September 30, 2010 and December 31, 2009. WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of $0.3 million for the quarters ended September 30, 2010 and 2009.

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
     In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso, as further discussed in Item 1, Financial Statements, Note 2. As owners of a majority of the member interests in SLNG and Elba Express, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies. Accordingly, we have consolidated SLNG and Elba Express and have retrospectively adjusted our historical financial statements in all periods to reflect the change in reporting entity as reflected in our Current Report on Form 8-K filed on June 10, 2010.
     In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso and, as a result, currently own an aggregate 45 percent general partner interest in SNG. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 2.
     We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. As of September 30, 2010, each of WIC, CIG, SLNG, Elba Express and SNG also have significant expansion projects in progress as further discussed in our Current Report on Form 8-K filed on June 10, 2010 and updated below:
     WIC. In March 2010, WIC received certificate authorization from the FERC to construct the first portion of the WIC Expansion project, which adds a compressor station on the Kanda Lateral. In June 2010, WIC received certificate authorization from the FERC to construct the second portion of the WIC Expansion project, which installs three miles of pipeline and reconfigures one compressor at the Wamsutter station. In November 2010, both portions of the WIC Expansion project were placed in service.
     CIG. In April 2010, CIG received certificate authorization from the FERC to construct the Raton 2010 expansion project which is expected to be placed in service in the fourth quarter of 2010.
     SLNG. In March and July 2010, SLNG placed in service vaporization facilities and additional storage facilities, respectively, at the Elba Island LNG terminal as part of the Elba III Phase A Expansion.
     SNG. The South System III expansion project will be completed in three phases with estimated in-service dates of fourth quarter 2010 for Phase I, June 2011 for Phase II and June 2012 for Phase III. Construction agreements have been finalized for phases I and II.
     The WIC system expansion, CIG Raton 2010 expansion and SNG South System III expansion projects are expected to be under budget by approximately $65 million based on EPB’s respective ownership interest. For a further discussion of the capital requirements of us and our unconsolidated affiliates, see Liquidity and Capital Resources below.

Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors to provide them with the same measure used by El Paso to evaluate our performance. We define EBIT as net income adjusted for items such as (i) interest and debt expense, net, (ii) affiliated interest income, net, (iii) income tax expense and (iv) net income attributable to noncontrolling interests so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows.
     Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our results for the periods ended September 30, 2010 compared to the same periods in 2009.
Operating Results:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions, except for volumes)
Operating revenues	$197.2	$147.0	$582.2	$440.9
Operating expenses	105.6	70.9	266.6	209.6

Operating income	91.6	76.1	315.6	231.3
Earnings from unconsolidated affiliates	27.4	11.9	63.5	37.0
Other income, net	2.0	11.2	20.5	33.0

EBIT before adjustment for noncontrolling interests	121.0	99.2	399.6	301.3
Net income attributable to noncontrolling interests	(23.6)	(21.6)	(93.4)	(66.4)

EBIT	97.4	77.6	306.2	234.9
Interest and debt expense, net	(33.9)	(18.5)	(84.7)	(50.2)
Affiliated interest income, net	—	0.9	0.8	2.4
Income tax expense	—	(5.3)	(2.4)	(15.7)

Net income attributable to El Paso Pipeline Partners, L.P.	63.5	54.7	219.9	171.4
Net income attributable to noncontrolling interests	23.6	21.6	93.4	66.4

Net income	$87.1	$76.3	$313.3	$237.8

Throughput volumes (BBtu/d)(1)	4,297	4,610	4,524	4,824

(1)	Throughput volumes are presented for WIC and CIG only. Elba Express was placed in service March 1, 2010. Although capacity is under contract, there were no volumes transported during the quarter and nine months ended September 30, 2010.

	Quarter Ended September 30,				Nine Months Ended September 30,
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$48.7	$(8.5)	$(11.6)	$28.6	$120.1	$(19.7)	$(16.3)	$84.1
Transportation revenues and expenses	3.8	(4.6)	—	(0.8)	12.1	(8.9)	—	3.2
Operational gas, revaluations and processing revenues	(2.3)	4.5	—	2.2	8.5	(4.1)	—	4.4
Operating and General and Administrative Expenses	—	(4.5)	—	(4.5)	—	(3.7)	—	(3.7)
Non-cash asset write down	—	(20.8)	—	(20.8)	—	(20.8)	—	(20.8)
Equity earnings from SNG	—	—	15.9	15.9	—	—	26.5	26.5
Net income attributable to noncontrolling interests	—	—	(2.0)	(2.0)	—	—	(27.0)	(27.0)
Other(1)	—	(0.8)	2.0	1.2	0.6	0.2	3.8	4.6

Total impact on EBIT	$50.2	$(34.7)	$4.3	$19.8	$141.3	$(57.0)	$(13.0)	$71.3

(1)	Consists of individually insignificant items.

     Expansions. For the quarter and nine months ended September 30, 2010, our EBIT benefited from expansion projects placed into service during 2009 and throughout 2010. As compared to the same periods in 2009, the increase is driven by higher revenue partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction (AFUDC equity) from expansion projects as follows:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	Favorable/(Unfavorable)
	(In millions)
WIC
Piceance Lateral Expansion	$3.2	$10.6
Other	0.4	1.4
CIG
Totem Gas Storage	(0.9)	7.7
Raton 2010 Expansion	0.2	2.4
SLNG
Elba III Phase A Expansion	18.7	40.9
Elba Express
Elba Express Pipeline	7.0	21.1

Total impact on EBIT	$28.6	$84.1

     Transportation revenues and expenses. For the quarter and nine months ended September 30, 2010, we experienced higher revenues primarily as a result of increased reservation revenue on WIC’s mainline system. However, this increase in transportation revenues is partially offset by higher expenses as a result of increased third party capacity commitments. In addition, our EBIT also benefited when compared to the same periods in 2009 due to a transportation contract buy-out cost recorded in second quarter 2009. Throughput decreased primarily due to lower off system throughput on our WIC and CIG systems. However, this decrease in throughput did not have a significant impact on EBIT as a material portion of WIC’s and CIG’s revenues are derived from firm reservation charges.
     Operational Gas, Revaluations and Processing Revenues. During the quarter and nine months ended September 30, 2009, WIC and CIG used a fuel tracker mechanism to recover all cost impacts, or flow through to shippers any revenue impacts, of all fuel imbalance revaluations and related gas balance items. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to fuel imbalance revaluations and related gas balance items. This price volatility impacts our earnings through the periodic non-cash revaluation of our fuel imbalances and their eventual settlement, along with other impacts to other gas balance items. We continue to seek options with the FERC and shippers to minimize the price volatility associated with these operational activities.
     During the quarter and nine months ended September 30, 2010, compared with the same periods in 2009, we experienced a net favorable variance in EBIT. This favorable variance was primarily driven by an unfavorable adjustment recorded by WIC to reflect the impact of retroactively unwinding the non-volumetric provision of the fuel tracker during the third quarter of 2009. CIG also retroactively unwound the non-volumetric provision of the fuel tracker and recorded a favorable adjustment during the second quarter of 2009. Additionally, our EBIT during the nine months ended September 30, 2010 was positively impacted by a fuel tracker reserve adjustment as a result of a FERC order and favorable revaluations on WIC. For a further discussion of our fuel recovery mechanisms, see our Current Report on Form 8-K filed on June 10, 2010.
     In addition, our processing revenues at CIG were higher during the nine months ended September 30, 2010 compared to the same period in 2009 due to both a favorable price change and increased demand for natural gas liquids. This impact, however, was largely offset by higher expenses due to unfavorable prices for gas consumed in processing these liquids compared with the same periods in 2009.
     Operating and General and Administrative Expenses. During the quarter and nine months ended September 30, 2010, operating and general and administrative expenses increased primarily due to a higher percentage of allocated costs from El Paso.
     Non-cash Asset Write Down. During the quarter ended September 30, 2010, we recorded a $20.8 million non-cash asset write down as an increase of operation and maintenance expense based on a FERC order related to the sale of the Natural Buttes facilities in 2009. For further discussion of Natural Buttes, see Item 1, Financial Statements, Note 2.

     Equity Earnings from SNG. For the quarter and nine months ended September 30, 2010, we recorded equity earnings from SNG of $27.1 million and $62.2 million compared to equity earnings of $11.2 million and $35.7 million for the same periods in 2009. Our equity earnings increased primarily due to an increase in SNG’s base tariff rates effective September 1, 2009 pursuant to SNG’s rate case settlement and the acquisition of the additional 20 percent interest in SNG in June 2010.
     In January 2010, the FERC approved SNG’s settlement in which SNG (i) increased its base tariff rates, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013.
     Net Income Attributable to Noncontrolling Interests. We have reflected El Paso’s 42 percent general partner interest in CIG and its 49 percent member interest in each of SLNG and Elba Express as noncontrolling interest in our financial statements in all periods presented. During the nine months ended September 30, 2010, our net income attributable to noncontrolling interests increased as compared to the same period in 2009 due to an increase in CIG’s net income primarily related to additional revenue generated by CIG from its Totem Gas Storage expansion project, an increase in WIC’s net income from its Piceance Lateral Expansion project, an increase in SLNG’s net income from its Elba III Phase A Expansion project which was placed in service in March and July 2010, and an increase in Elba Express’ net income from placing the Elba Express Pipeline in service in March 2010.
Interest and Debt Expense
     Interest and debt expense for the quarter and nine months ended September 30, 2010, was $15.4 million and $34.5 million higher than the same periods in 2009 primarily due to the March 2010 issuance of $425.0 million of senior unsecured notes, the June 2010 issuance of $110.0 million of senior notes, the $165 million nonrecourse project financing agreement entered into by Elba Express Operating in May 2009, the $135 million debt issuance by SLNG in February 2009 and the financing obligation to WYCO related to the Totem Gas Storage project completed in June 2009. These increases were partially offset by a decrease in the average balance outstanding under our credit facility from approximately $557 million and $571 million for the quarter and nine months ended September 30, 2009 to approximately $537 million and $531 million for the same periods in 2010. The average interest rates under our credit facility were 0.9 percent and 0.7 percent for the quarters ended September 30, 2010 and 2009. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5.
Income Taxes
     Income tax expense for the quarter and nine months ended September 30, 2010, was $5.3 million and $13.3 million lower than the same periods in 2009 primarily due to SLNG’s conversion into a non-taxpaying limited liability company on February 4, 2010 prior to our acquisition of a 51 percent member interest.
Distributable Cash Flow
     We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, pre-acquisition undistributed earnings from SLNG (as SLNG was a wholly-owned subsidiary of El Paso prior to our March 2010 acquisition), and other income and expenses, net, which primarily includes AFUDC equity and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income tax expense, (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliated interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates, and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.
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
     Our Distributable Cash Flow was $260.7 million and $170.3 million for the nine months ended September 30, 2010 and 2009. The increase in Distributable Cash Flow in 2010 was primarily due to higher expansion revenues and acquisitions. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the nine months ended September 30, 2010 and 2009:
Reconciliation of Distributable Cash Flow to Net Income.

	Nine Months Ended
	September 30,
	2010	2009
	(In millions)
Net income	$313.3	$237.8
Net income attributable to noncontrolling interests	(93.4)	(66.4)

Net income attributable to El Paso Pipeline Partners, L.P.	219.9	171.4
Add: Income tax expense	2.4	15.7
Add: Interest and debt expense, net	84.7	50.2
Less: Affiliated interest income, net	(0.8)	(2.4)

EBIT (1)	306.2	234.9
Add:
Depreciation and amortization	68.8	55.1
Distributions declared by unconsolidated affiliates	65.7	37.2
Net income attributable to noncontrolling interests	93.4	66.4
Less:
Earnings from unconsolidated affiliates	(63.5)	(37.0)
Declared distributions by majority owned subsidiaries to El Paso (2)	(101.2)	(49.6)

Adjusted EBITDA	369.4	307.0

Less:
Cash interest expense, net	(87.1)	(59.0)
Maintenance capital expenditures	(14.1)	(17.8)
SLNG pre-acquisition undistributed earnings(3)	—	(24.0)
Other, net (4)	(7.5)	(35.9)

Distributable Cash Flow	$260.7	$170.3

(1)	For a further discussion of our use of EBIT, see Results of Operations.

(2)	In 2010, declared distributions include $53.2 million from CIG, $35.9 million from SLNG and $12.1 million from Elba Express. In 2009, declared distributions were made from CIG.

(3)	Represents the undistributed earnings of SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB’s March 2010 acquisition.

(4)	Includes certain non-cash items such as AFUDC equity, asset write down based on FERC order related to the 2009 sale of the Natural Buttes facilities, and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Nine Months Ended
	September 30,
	2010	2009
	(In millions)
Net cash provided by operating activities	$319.9	$296.5
Income tax expense	2.4	15.7
Interest and debt expense, net	84.7	50.2
Affiliated interest income, net	(0.8)	(2.4)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(101.2)	(49.6)
SLNG pre-acquisition taxes payable	12.1	(8.2)
SLNG pre-acquisition accumulated deferred taxes	58.2	—
Changes in working capital and other	(5.9)	4.8

Adjusted EBITDA	369.4	307.0

Less:
Cash interest expense, net	(87.1)	(59.0)
Maintenance capital expenditures	(14.1)	(17.8)
SLNG pre-acquisition undistributed earnings(2)	—	(24.0)
Other, net (3)	(7.5)	(35.9)

Distributable Cash Flow	$260.7	$170.3

(1)	In 2010, declared distributions include $53.2 million from CIG, $35.9 million from SLNG and $12.1 million from Elba Express. In 2009, declared distributions were made from CIG.

(2)	Represents the undistributed earnings of SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB’s March 2010 acquisition.

(3)	Includes certain non-cash items such as AFUDC equity, asset write down based on FERC order related to the 2009 sale of the Natural Buttes facilities, and other items.
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
     Our sources of liquidity include cash generated from our operations, quarterly cash distributions received from SNG, notes receivable from El Paso and available borrowing capacity under our $750 million revolving credit facility. This revolving credit facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or debt offerings. As of September 30, 2010, we had approximately $740 million of liquidity, consisting of $215 million of availability under our revolving credit facility, $52 million of notes receivable due from El Paso and $473 million of cash on hand including approximately $9 million at Elba Express. For a further discussion of our revolving credit facility, see our Current Report on Form 8-K filed on June 10, 2010.
     At September 30, 2010, we had notes receivable from El Paso of approximately $52 million which were classified as current based on the net amount we anticipate using in the next twelve months considering available cash sources and needs.
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

     Overview of Cash Flow Activities. Our cash flows for the nine months ended September 30, 2010 are summarized as follows:

2010
(In millions)
Cash Flow from Operations
Net income	$313.3
Non-cash income adjustments	83.0
Change in other assets and liabilities	(76.4)

Total cash flow from operations	$319.9

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$116.6
Proceeds from sale of assets to SNG	17.8
Other	2.9

Financing activities
Net proceeds from issuance of common and general partner units	976.5
Net proceeds from issuance of long-term debt	546.8
Cash contributions from El Paso	17.5
Other	1.4

Total other cash inflows	$1,679.5

Cash Outflows
Investing activities
Capital expenditures	$(133.5)
Cash paid to acquire interests in SLNG and Elba Express	(468.1)
Cash paid to acquire additional interests in SNG	(318.7)
Acquisition from SNG	(8.1)

Financing activities
Payments to retire long-term debt, including capital lease obligations	(6.4)
Cash distributions to unitholders and general partner	(171.0)
Cash distributions to El Paso	(92.9)
Excess of cash paid for SLNG and Elba Express interests over contributed book value	(189.9)
Excess of cash paid for SNG interests over contributed book value	(173.7)

Total cash outflows	$(1,562.3)

Net change in cash and cash equivalents	$437.1

     For the nine months ended September 30, 2010, we generated cash flow from operations of $319.9 million compared with $296.5 million in the same period in 2009. Our operating cash flow in 2010 increased due to our expansion projects placed in service including Piceance Lateral Expansion, Totem Gas Storage, Elba III Phase A Expansion and Elba Express Pipeline. Also contributing to the increase was higher reservation revenue on WIC’s mainline system. This increase was partially offset by SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances of approximately $71.7 million with amounts recovered from its note receivable from El Paso under the cash management program. We received $561.1 million in net proceeds from the issuance of additional common and general partner units in January 2010 and June 2010 and $530.3 million from the public issuance of senior notes, which were used to acquire both a 51 percent member interest in each of SLNG and Elba Express and a 20 percent interest in SNG from El Paso. We also received net proceeds of $415.4 million from the issuance of additional common and general partner units in September 2010, which we intend to use for general partnership purposes, including potential future acquisitions and growth capital expenditures. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 2.
     During 2010, we utilized our cash inflows to pay distributions, including CIG, SLNG and Elba Express distributions to El Paso of their share of available cash (see Item 1, Financial Statements, Note 9), to fund maintenance and growth projects as further noted below, to acquire pipeline assets from an affiliate and to acquire interests in SLNG, Elba Express and SNG.

     We made cash distributions to our unitholders of $171.0 million during the nine months ended September 30, 2010 compared with $116.4 million in the same period in 2009, reflecting a greater number of partnership units outstanding and an increase in our cash distribution per unit. Our cash capital expenditures for the nine months ended September 30, 2010, and our estimated capital expenditures for the remainder of this year to expand and maintain our systems are listed below:

	Nine Months Ended	Remaining
	September 30, 2010	2010	Total
	(In millions)
Maintenance	$14.1	$20.1	$34.2
Expansion	119.4	66.6	186.0

Total	$133.5	$86.7	$220.2

     Our expected remaining 2010 expansion capital expenditures of $66.6 million include amounts primarily related to our WIC Expansion and Raton 2010 growth projects. While we expect to fund our maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and the repayment of our notes receivable from El Paso.
Unconsolidated Affiliates
     SNG, our investee, participates in El Paso’s cash management program and is required to make quarterly distributions of its available cash to its partners, including us. As of September 30, 2010, SNG’s sources of cash primarily include cash provided by operations, amounts available from notes receivable under El Paso’s cash management program, and/or contributions from SNG’s partners (including us), if necessary. SNG’s uses of cash primarily include capital expenditures, debt service, and required quarterly distributions to partners. For the remainder of 2010, we anticipate SNG will utilize amounts recovered from its notes receivable with El Paso, together with capital contributions from their partners, including us, to fund their capital investment needs. We estimate that we may be required to make capital contributions to SNG of approximately $25 million during the first quarter of 2011.
Commitments and Contingencies
     Below is a summary of certain climate change, energy policies and pipeline integrity legislation recently enacted or proposed that, if enacted, will likely impact our business. For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7, which is incorporated herein by reference.
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
     The Environmental Protection Agency (EPA) has adopted regulations that require us to monitor and report certain GHG emissions from our operations on an annual basis. The EPA has proposed to further expand the monitoring and reporting requirements to additional natural gas transmission sources, which could materially increase the costs of our operations. Our preliminary estimate of the first-year cost to our company is approximately $1 million.
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
     Pipeline Integrity Legislation. Several ruptures on third party pipelines have occurred recently. In response, various legislative and regulatory reforms associated with pipeline safety and integrity issues have been proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our pipelines and subjecting additional pipelines (including gathering facilities) to more stringent regulation. It is uncertain what reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Current Report on Form 8-K filed on June 10, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2010, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

EL PASO PIPELINE PARTNERS, L.P.

By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: November 5, 2010	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2010	By:	/s/ Rosa P. Jackson
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