Form 10-K
period 2010-12-31
El Paso Pipeline Partners, L.P.
filed 2011-03-01
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number 1-33825
El Paso Pipeline Partners, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0789784 (I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street
Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)
Telephone Number: (713) 420-2600
Internet Website: www.eppipelinepartners.com
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Units Representing Limited Partnership Interests	New York Stock Exchange
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
     The aggregate market value of the common units representing limited partner interests held by non-affiliates of the registrant was approximately $1,825,084,894 on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the price of $28.67 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.
     There were 177,167,863 Common Units and 3,615,578 General Partner Units outstanding as of February 22, 2011:
Documents Incorporated by Reference: None.

EL PASO PIPELINE PARTNERS, L.P.

     Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	NGL	= natural gas liquid
BBtu	= billion British thermal units	MDth	= thousand dekatherm
Bcf	= billion cubic feet	MMcf	= million cubic feet
Dth	= dekatherm	MMcf/d	= million cubic feet per day
Tonne	= metric ton	GAAP	=Generally Accepted Accounting Principles
LNG	= liquefied natural gas	FERC	=Federal Energy Regulatory Commission
     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
     When we refer to “EPB”, “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

ITEM 1.	BUSINESS
Overview and Strategy
     We are a Delaware master limited partnership (MLP) formed in 2007 by El Paso Corporation (El Paso) to own and operate natural gas transportation pipelines and storage assets. We conduct our business activities through various natural gas pipeline systems and storage facilities including the Wyoming Interstate Company, L.L.C. (WIC) system, the Southern LNG Company, L.L.C. (SLNG) storage facility, the Elba Express Company, L.L.C. (Elba Express) system, a 58 percent general partner interest in the Colorado Interstate Gas Company (CIG) system, and a 60 percent general partner interest in the Southern Natural Gas Company (SNG) system. In November 2007, we completed an initial public offering of our common units, issuing 28.8 million common units to the public. In conjunction with our formation, El Paso contributed to us 100 percent of WIC, as well as 10 percent general partner interests in each of CIG and SNG. In September 2008, we acquired from El Paso an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG. In July 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso. In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso. In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso. In November 2010, we acquired the remaining 49 percent member interest in each of SLNG and Elba Express and an additional 15 percent general partner interest in SNG.
     Our pipeline systems, storage facilities and LNG receiving terminal operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our cost of providing services to our customers, including a reasonable return on our invested capital.
     Our primary business objectives are to generate stable cash flows sufficient to make distributions to our unitholders and to grow our business through the construction, development and acquisition of additional energy infrastructure assets. We intend to increase our cash distributions over time by enhancing the value of our transportation and storage assets by:
•	providing outstanding customer service;
•	executing successfully on time and on budget for our committed expansion projects;
•	focusing on increasing utilization, efficiency and cost control in our operations;
•	pursuing economically attractive organic and greenfield expansion opportunities;
•	successfully recontracting expiring contracts for transportation capacity;
•	pursuing strategic asset acquisitions from third parties and El Paso to grow our business; and
•	maintaining the integrity and ensuring the safety of our pipeline systems and other assets.

Our Assets
     The table below and discussion that follows provide detail on our pipeline systems as of December 31, 2010:

	As of December 31, 2010
Transmission	Ownership	Miles of	Design	Storage	Average Throughput(1)
System	Interest	Pipeline	Capacity	Capacity	2010	2009	2008
	(Percent)		(MMcf/d)	(Bcf)		(BBtu/d)
WIC	100	800	3,538	—	2,472	2,652	2,543
CIG (2)(3)	58	4,300	4,592	37	2,131	2,299	2,225
SNG (2)(4)	60	7,600	3,700	60	2,505	2,322	2,339
Elba Express (5)	100	200	945	—	—	—	—

(1)	The WIC throughput includes 183 BBtu/d, 131 BBtu/d and 181 BBtu/d transported by WIC on behalf of CIG for the years ended December 31, 2010, 2009, and 2008.

(2)	Volumes reflected are 100 percent of the volumes transported on the CIG system and the SNG system, respectively.

(3)	CIG’s storage capacity includes 6 Bcf of storage capacity from Totem Gas Storage (Totem), which is owned by WYCO Development LLC (WYCO), CIG’s 50 percent equity investee.

(4)	SNG’s storage capacity includes 29 Bcf of storage capacity associated with their 50 percent ownership interest in Bear Creek Storage Company, LLC (Bear Creek), a joint venture with Tennessee Gas Pipeline Company (TGP), our affiliate.

(5)	This system was placed in service in March 2010 and although capacity is under contract, the average volumes transported during the year ended December 31, 2010 were not material.
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
     CIG. CIG is comprised of pipelines that deliver natural gas from production areas in the U.S. Rocky Mountains and the Anadarko Basin directly to customers in Colorado, Wyoming and indirectly to the midwest, southwest, California and Pacific northwest. CIG also owns interests in five storage facilities located in Colorado and Kansas with approximately 37 Bcf of underground working natural gas storage capacity and one natural gas processing plant located in Wyoming.
     CIG owns a 50 percent ownership interest in WYCO, a joint venture with an affiliate of Public Service Company of Colorado (PSCo). WYCO owns Totem and the 164-mile High Plains pipeline (High Plains) both of which are in northeast Colorado. Totem and High Plains were placed in service in June 2009 and November 2008, respectively, and are operated by CIG. Totem consists of a 6 Bcf natural gas storage field that services and interconnects with High Plains. WYCO also owns a state regulated intrastate gas pipeline that extends from the Cheyenne Hub in northeast Colorado to PSCo’s Fort St. Vrain’s electric generation plant, which CIG does not operate, and a compressor station in Wyoming leased by WIC.
     SNG. SNG is comprised of pipelines extending from natural gas supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. SNG is the principal natural gas transporter to southeastern markets in Alabama, Georgia and South Carolina. SNG owns 100 percent of the Muldon storage facility and a 50 percent interest in Bear Creek. The storage facilities have a combined working natural gas storage capacity of 60 Bcf and peak withdrawal capacity of 1.2 Bcf/d. The SNG system is also connected to SLNG’s Elba Island LNG terminal near Savannah, Georgia.
     Elba Express. Elba Express owns the Elba Express pipeline, an approximately 200-mile pipeline with a design capacity of 945 MMcf/d that transports natural gas supplies from the Elba Island LNG terminal to markets in the southeastern and eastern U.S. Elba Express was placed into service in March 2010. Under a firm transportation service agreement, the entire capacity of Elba Express is contracted to Shell NA LNG LLC (Shell LNG) for 30 years at a fixed rate that will be reduced beginning on December 31, 2013. The firm transportation service agreement is supported by a step-down parent guarantee from Shell Oil Company (Shell) that secures the timely performance of the obligations of the agreement. SNG operates Elba Express pursuant to a service agreement with Elba Express.
     SLNG. SLNG owns the Elba Island LNG receiving terminal, located near Savannah, Georgia. The Elba Island LNG terminal is one of eleven facilities in the United States capable of providing domestic storage and vaporization services to international producers of LNG. The Elba Island LNG terminal has approximately 11.5 equivalent Bcf of LNG storage capacity and 1.8 Bcf/d, of peak send-out capacity. The capacity of the Elba Island LNG terminal is fully contracted with subsidiaries of BG Energy Holdings Limited (BG) under a conventional recourse rate contract and Shell under a long-term step-down fixed rate contract (that will be reduced beginning on December 31, 2013 and remain flat thereafter). The Elba Island LNG terminal is directly connected to three interstate pipelines, indirectly connected to two others, and also connected by commercial arrangements to a major local distribution company; thus, is readily accessible to the southeast and mid-Atlantic markets. SNG operates the Elba Island LNG terminal pursuant to a service agreement with SLNG. The firm SLNG service agreements are supported by parent guarantees from BG and Shell that secure the timely performance of the obligations of those agreements.
     FERC Approved Pipeline Projects. As of December 31, 2010, we had the following significant FERC approved pipeline expansion projects on our systems. For a further discussion of other expansion projects, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

				Anticipated
	Existing	Capacity		Completion or
Project	System	(MMcf/d)	Description	In-Service Date
South System III (Phases I — III)	SNG	370	To add 81 miles of pipeline and 17,310 of horsepower compression; each phase will add an additional 122 MMcf/d of capacity	2011 and 2012(1)

Southeast Supply Header Phase II (2)	SNG	350	To add approximately 26,000 of horsepower compression to the jointly owned pipeline facilities	June 2011

(1)	This project will be completed in three phases. We placed Phase I of the project in service in January 2011 and expect to place Phase II and III in service in June 2011 and June 2012, respectively.

(2)	This project is operated by Spectra Energy Corp.
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
     The natural gas industry is undergoing a major shift in supply sources. Production from conventional sources is declining while production from unconventional sources, such as shales, is rapidly increasing. This shift will affect the supply patterns, the flows, and the rates that can be charged on pipeline systems. The impacts will vary among pipelines according to the location and the number of competitors attached to these new supply sources.
     Another change in the supply patterns is the reduction in imports from Canada. This decrease has been the result of declining production and increasing demand in Canada. This reduction in imports has led to increased demand for domestic supplies and related transportation services over the last several years, a trend which is expected to continue in the future. On the other border, exports to Mexico are increasing and are expected to increase further over time as demand growth exceeds production growth in that country. The increase in demand for gas and transportation caused by these trends in Canada and Mexico could be partially offset by imports of LNG. Imports of LNG have fluctuated in the past in response to changing gas prices within North America, Europe and Asia. LNG terminals and other regasification facilities can serve as alternate sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems may also compete with our pipelines for transportation of gas into the market areas we serve.

     Electric power generation has been the source of most of the growth in demand for natural gas over the last ten years, and this trend is expected to continue in the future. The growth of natural gas in this sector is influenced by competition with coal and increased consumption of electricity as a result of recent economic growth. Short-term market shifts have been driven by relative costs of coal-fired generation versus gas-fired generation. A long-term market shift in the use of coal in power generation could be driven by environmental regulations. The future demand for natural gas could be increased by regulations limiting or discouraging coal use. However, natural gas demand could potentially be adversely affected by laws mandating or encouraging renewable power sources.
     For a further discussion of factors impacting our markets and competition, See Item 1A, Risk Factors.
     WIC. Our WIC system competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers and its four largest customers are generally able to obtain a significant portion of their natural gas transportation requirements from other pipelines, including the Rockies Express Pipeline LLC (Rockies Express), Bison Pipeline LLC (Bison) and CIG. With the decline in drilling in the Powder River Basin and the commissioning of Bison in early 2011, WIC may have difficulty renewing expiring contracts on the WIC Medicine Bow laterals. In addition, WIC competes with CIG, third party pipelines and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain region. Natural gas delivered from the WIC system competes with alternative energy sources used to generate electricity, such as hydroelectric power, solar, wind, coal and fuel oil.
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
     CIG. Our system serves two major markets, an on-system market, consisting of utilities and other customers located along the front range of the U.S. Rocky Mountains in Colorado and Wyoming, and an off-system market, consisting of the transportation of U.S. Rocky Mountain natural gas production from multiple supply basins to users accessed through interconnecting pipelines in the midwest, southwest, California and the Pacific northwest. Recent growth in the on-system market from both the space heating segment and electric generation segment has provided us with incremental demand for transportation services. In late 2010, the Colorado Public Utility Commission approved a proposal for PSCo to convert approximately 900 megawatts (MW) of older coal generation to natural gas fired generation by 2017. This approval remains under review and is being protested by the coal industry. Competition for our off-system market consists of other interstate pipelines, including WIC, that are directly connected to our supply sources. CIG also faces competition from other existing pipelines and alternative energy sources that are used to generate electricity such as hydroelectric power, wind, solar, coal and fuel oil.
     CIG also competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Some of CIG’s largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. CIG’s most direct competitor in the U.S. Rocky Mountain region is Rockies Express. Competition from Rockies Express and Bison could result in additional discounting on the CIG system.
     SLNG. Elba Island’s LNG terminal capacity is completely subscribed under long term contracts with subsidiaries of BG and Shell. Because revenue from these contracts is predominantly based on reservation charges, changes in throughput at the terminal driven by domestic or global competition will have relatively little effect on our revenue stream or profitability. Since the Elba Island LNG terminal is directly connected to three interstate pipelines, and indirectly connected to two others, it is readily accessible to markets in the southeast U.S., Florida, and the mid-Atlantic. We believe that this connectivity well positions the Elba Island LNG terminal to compete for any global LNG supplies against any other U.S. LNG terminal.

     Elba Express. The full pipeline capacity of Elba Express is completely subscribed under a long term contract with a subsidiary of Shell. Because revenue from this contract is entirely based on reservation charges, changes in throughput on Elba Express driven by competitive forces will have little or no effect on our revenue stream or profitability. Elba Express competes for receipts into its system within the worldwide LNG market given its existing configuration to provide south to north takeaway capacity from the Elba LNG terminal to downstream markets in the mid-Atlantic and northeast.
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
     SNG’s most direct competitor is Transcontinental Gas Pipeline Company (Transco), which owns an approximately 10,500-mile pipeline extending from Texas to New York. It has firm transportation contracts with some of SNG’s largest customers, including Atlanta Gas Light Company, Alabama Gas Corporation, SCANA, and Southern Company Services.
     The following table details our customers and contracts for each of our pipeline systems and storage facility as of December 31, 2010. Our firm customers reserve capacity on our pipeline systems or storage facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Our interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.

WIC
Customer Information	Contract Information
Approximately 50 firm and interruptible customers.	Approximately 60 firm transportation contracts. Weighted average remaining contract term of approximately seven years.

Major Customers:
Williams Gas Marketing, Inc.
(353 BBtu/d)	Expire in 2013-2015.
(414 BBtu/d)	Expire in 2017-2018.
(610 BBtu/d)	Expire in 2019-2021.

Anadarko Petroleum Corporation
(323 BBtu/d) (406 BBtu/d) (665 BBtu/d)	Expire in 2011-2015. Expire in 2016-2018. Expire in 2020-2023.

CIG
Customer Information	Contract Information
Approximately 110 firm and interruptible customers.	Approximately 160 firm transportation contracts. Weighted average remaining contract term of approximately seven years.

Major Customers:
PSCo
(905 BBtu/d)	Expire in 2012-2019.
(874 BBtu/d)	Expire in 2025-2029.
(200 BBtu/d)(1)	Expires in 2040.

Williams Gas Marketing, Inc.
(395 BBtu/d)	Expire in 2011-2014.

Pioneer Natural Gas Resources USA, Inc.
(109 BBtu/d)	Expire in 2014-2015.
(202 BBtu/d)	Expire in 2020-2022.

SLNG
Customer Information	Contract Information
Two firm customers.	Two firm storage contracts. Weighted average remaining contract term of approximately 21 years.

Major Customers:
BG LNG Services, LLC	Expires in 2027.
Shell NA LNG, LLC	Expire in 2035 — 2036.

Elba Express
Customer Information	Contract Information
Four firm and interruptible customers.	One firm transportation contract. Remaining contract term of approximately 29 years.

Major Customers:
Shell N A LNG, LLC	Expires in 2040.
(965 BBtu/d)

SNG
Customer Information	Contract Information
Approximately 260 firm and interruptible customers.	Approximately 190 firm transportation contracts. Weighted average remaining contract term of approximately seven years.

Major Customers:
Atlanta Gas Light Company(2)
(979 BBtu/d)	Expire in 2013-2015.
(84 BBtu/d)	Expires in 2024.

Southern Company Services
(43 BBtu/d)	Expire in 2011-2013.
(390 BBtu/d)	Expire in 2017-2018.
(375 BBtu/d)	Expires in 2032.

Alabama Gas Corporation
(352 BBtu/d)	Expires in 2013.

SCANA Corporation
(315 BBtu/d)	Expire in 2013-2019.

(1)	Relates to storage capacity at Totem.

(2)	Atlanta Gas Light Company releases on a monthly basis a significant portion of its firm capacity to a subsidiary of SCANA Corporation.
Regulatory Environment
     Our interstate natural gas transmission systems transport and store natural gas for local distribution companies (LDCs), other natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. Our systems do not take title to the natural gas transported or stored for our customers, which mitigates our direct commodity price risk. The rates our systems charge are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005.

The FERC approves tariffs that establish rates, cost recovery mechanisms, and other terms and conditions of services to our customers. The fees or rates established under our tariffs are a function of providing services to our customers, including a reasonable return on our invested capital. The FERC’s authority extends to:
•	rates and charges for natural gas transportation, storage and related services;
•	certification and construction of new facilities;
•	extension or abandonment of services and facilities;
•	maintenance of accounts and records;
•	relationships between pipelines and certain affiliates;
•	terms and conditions of services;
•	depreciation and amortization policies;
•	acquisition and disposition of facilities; and
•	initiation and discontinuation of services.
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
Our Relationship with El Paso Corporation
     El Paso is an energy company founded in 1928 in El Paso, Texas that primarily operates in the regulated natural gas transportation sector and the exploration and production sector of the energy industry. El Paso owns our two percent general partner interest, all of our incentive distribution rights, a 48.9 percent limited partner interest in us and the remaining 42 percent general partner interest in CIG and 40 percent general partner interest in SNG not owned by us. We have an omnibus agreement with El Paso and our general partner that governs our relationship with them regarding the provision of specified services to us, as well as certain reimbursement and indemnification matters.
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
Environmental
     A description of our environmental remediation activities is included in Part II, Item 8 Financial Statements and Supplementary Data, Note 9.
Employees
     We do not have employees. We are managed and operated by the directors and officers of our general partner, El Paso Pipeline GP Company, L.L.C., a subsidiary of El Paso. Additionally, WIC is operated by CIG, SLNG and Elba Express are operated by SNG and CIG and SNG are operated by El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit, for direct expenses incurred by El Paso on our behalf and for expenses allocated to us as a result of us being a public entity. A further discussion of our affiliate transactions is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 14.

Available Information
     Our website is www.eppipelinepartners.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after these reports are filed with the Securities and Exchange Commission (SEC). Information about each of our Board members, as well as each of our Board’s standing committee charters, our Corporate Governance Guidelines and our Code of Business Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.

ITEM 1A.	RISK FACTORS
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     This report contains forward-looking statements that are based on assumptions or beliefs that we believe to be reasonable; however, assumed facts almost always vary from the actual results and such variances can be material. Where we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the stated expectation or belief will occur. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these and other cautionary statements. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date provided. With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the SEC from time to time and the following important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.
     Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were actually to occur, our business, results of operations and financial condition could be materially, adversely affected. In that case, we might not be able to pay distributions on our common units and the trading price of our common units could decline materially. The risks referred to herein refer to risks inherent to our wholly-owned operations through WIC, SLNG and Elba Express and our general partner interests in CIG and SNG.
Risks Inherent in Our Business
The supply and demand for natural gas could be adversely affected by many factors outside of our control which could negatively affect us.
     Our success depends on the supply and demand for natural gas. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for natural gas, including reductions in our ability to renew pipeline transportation contracts on favorable terms and to construct new pipeline infrastructure. One of the major factors that will impact natural gas demand will be the potential growth of the demand for natural gas in the power generation market, particularly driven by the speed and level of existing coal-fired power generation that is replaced with natural gas-fired power generation. In addition, the supply and demand for natural gas for our business will depend on many other factors outside of our control, which include, among others:
•	Adverse changes in general global economic conditions. The level and speed of the recovery from the recent recession remains uncertain and could impact the supply and demand for natural gas and our future rate of growth in our business;
•	Adverse changes in geopolitical factors, including the ability of the Organization of the Petroleum Exporting Countries (OPEC) to agree upon and maintain certain production levels, political unrest and changes in foreign governments in production regions of the world and unexpected wars, terrorist activities and others acts of aggression;
•	Technological advancements that may drive further increases in production from natural gas shales;
•	Competition from imported LNG and Canadian supplies and alternate fuels;
•	Increased prices of natural gas or NGLs that could negatively impact demand for these products;
•	Increased costs to explore for, develop, produce, gather, process and transport natural gas or NGLs.
•	Adoption of various energy efficiency and conservation measures; and
•	Perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of natural gas prices over the longer-term.

The agencies that regulate our pipeline businesses and their customers could affect our profitability.
     Our pipeline businesses are extensively regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of Interior, the U.S. Coast Guard, the U.S. Department of Homeland Security and various state and local regulatory agencies whose actions have the potential to adversely affect our profitability. FERC regulates most aspects of our business, including the terms and conditions of services offered, our relationships with affiliates, construction and abandonment of facilities and the rates charged by our pipelines (including establishing authorized rates of return). Our pipelines periodically file to adjust their rates charged to their customers. CIG will file a rate case that will establish new rates in 2011. There is a risk that the FERC may establish rates that are not acceptable to us or have a negative impact on us. In addition, the profitability of our pipeline systems is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. Our operating results can be negatively impacted to the extent that such costs increase in an amount greater than what we are permitted to recover in our rates or to the extent that there is a lag before the pipeline can file and obtain rate increases.
The prices for natural gas and NGLs could be adversely affected by many factors outside of our control which could negatively affect us.
     Our success depends in part upon the prices we receive for our natural gas and NGLs. Natural gas and NGL prices historically have been volatile and are likely to continue to be volatile in the future, especially given current global geopolitical and economic conditions. There is a risk that commodity prices will remain depressed for sustained periods, especially in relation to natural gas prices which are at relatively low levels at this time. Our business can be negatively impacted in the long-term by sustained depression in commodity prices for natural gas and NGLs including reductions in our ability to enter into or renew pipeline transportation contracts on favorable terms and to construct new pipeline infrastructure. The prices for natural gas and NGLs are subject to a variety of additional factors that are outside of our control, which include, among others:
•	Changes in regional, domestic and international supply and demand;
•	Volatile trading patterns in commodity-futures markets;
•	Changes in basis differentials among different supply basins that can negatively impact the ability of our business to compete with supplies from other basins, including our ability to maintain pipeline transportation revenues and to enter into or renew transportation contracts in any supply basins that are not as competitive with other alternatives;
•	Changes in the costs of exploring for, developing, producing, transporting, processing and marketing natural gas;
•	Increased federal and state taxes, if any, on the sale or transportation of natural gas and NGLs; and
•	The price and availability of supplies of alternative energy sources.
Our business is subject to competition from third parties which could negatively affect us.
     The natural gas pipeline business is highly competitive. We compete with other interstate and intrastate pipeline companies as well as gatherers and storage companies in the transportation and storage of natural gas. We also compete with suppliers of alternate sources of energy, including electricity, coal and fuel oil. We frequently have one or more competitors in the supply basins and markets that we are connected to. This includes new large pipeline systems that have recently been constructed from supply basins in which one or more of our pipelines are located (including Bison and Rockies Express) and growing competition in many of the markets that we serve. There have also been various proposals over time to construct LNG terminals and new pipelines that could also negatively impact the demand and the transportation rates that several of our pipeline systems could charge to the extent the LNG terminals were constructed. This competition could result in our inability to renew contracts and to maintain rates and transportation volumes, any of which could have a material adverse effect on our business.

The success of our pipeline business depends on many factors beyond our control.
     The results of our pipeline business are impacted by the volumes of natural gas we transport or store and the prices we are able to charge for these services. The volumes of natural gas we are able to transport and store depend on the actions of third parties that are beyond our control. Such actions include factors that negatively impact our customers’ demand for natural gas and could expose our pipelines to the risk that we will not be able to renew contracts at expiration or that will require us to discount our rates significantly upon renewal. In addition, some of our pipeline systems are not fully subscribed. We are also highly dependent on our customers and downstream pipelines to attach new and increased loads on their systems in order to grow our pipeline business. Further, state agencies that regulate our pipelines’ local distribution company customers could impose requirements that could impact demand for our pipelines’ services.
     The volume of gas that we are able to transport and store also depends on the availability of natural gas supplies that are attached to our pipeline systems, including the need for producers to continue to develop additional natural gas supplies to offset the natural decline from existing wells connected to our systems. This requires the development of additional natural gas reserves, obtaining additional supplies from interconnecting pipelines, and the development of LNG facilities on or near our systems. There have been major shifts in supply basins over the last few years, especially with regard to the development of new natural gas shale plays and declining production from conventional sources of supplies as well as declining deliveries from Canada. A prolonged decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transportation and storage through our systems.
     Furthermore, our ability to deliver gas to our shippers is dependent upon their ability to purchase and deliver gas at various receipt points into our system. On occasion, particularly during extreme weather conditions, the gas delivered by our shippers at the receipt points into our system is less than the gas that they take at delivery points from our system. This can cause operational problems and can negatively impact our ability to meet our shippers’ demand.
     Our operations are subject to operational hazards and uninsured risks which could negatively affect us.
     Our operations are subject to inherent risks including fires, earthquakes, adverse weather conditions (such as extreme cold or heat, hurricanes, tornadoes, lightning and flooding) and other natural disasters; terrorist activity or acts of aggression; the collision of equipment of third parties on our infrastructure (such as damage caused to our underground pipelines by third party excavation or construction); explosions, pipeline failures, mechanical and process safety failures, well blowouts, formations with abnormal pressures and collapses of wellbore casing or other tubular events causing our facilities to operate below expected levels of capacity or efficiency; uncontrollable flows of natural gas, oil, brine or well fluids, release of pollution or contaminants into the environment (including discharges of toxic gases or substances) and other environmental hazards. Each of these risks could result in (a) damage or destruction of our facilities, (b) damages and injuries to persons and property or (c) business interruptions while damaged energy infrastructure is repaired or replaced, each of which could cause us to suffer substantial losses. Our offshore operations may encounter additional marine perils, including hurricanes and other adverse weather conditions, damage from collisions with vessels, and governmental regulations. In addition, although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of greenhouse gas could have a negative impact upon our operations in the future, particularly with regard to any of our facilities that are located in or near the Gulf of Mexico and other coastal regions.
     While we maintain insurance against some of these risks in amounts that we believe are reasonable, our insurance coverages have material deductibles, self-insurance levels, limits on our maximum recovery and do not cover all risks. For example, we do not carry or are unable to obtain insurance coverage on terms we find acceptable for certain environmental exposures, but not limited to certain environmental exposures (including potential environmental fines and penalties), business interruption, named windstorm / hurricane exposures and, in limited circumstances, certain political risk exposures. The premiums and deductibles we pay for certain insurance policies are also subject to the risk of substantial increases over time that could negatively impact our financial results. In addition, we may not be able to renew existing insurance policies or procure desirable insurance on commercially reasonable terms. There is also a risk that our insurers may default on their coverage obligations. As a result, we could be adversely affected if a significant event occurs that is not fully covered by insurance.
Certain of our pipeline systems’ transportation services are subject to “negotiated rate” contracts that may not allow us to recover our costs of providing the services.
     Under FERC policy, interstate pipelines and their customers may execute contracts at a negotiated rate which may be above or below the FERC-regulated recourse rate for that service. These negotiated rate contracts are generally not subject to adjustment for increased costs which could occur due to inflation, increase in cost of capital, taxes or other factors relating to the specific facilities being used to perform the services. It is possible that costs to perform services under negotiated rate contracts will exceed the negotiated rates. Any shortfall of revenue, representing the difference between recourse rates and negotiated rates could result in either losses or lower rates of return in providing such services.

     The revenues of our pipeline business are generated under contracts that must be renegotiated periodically.
     Substantially all of our pipeline revenues are generated under transportation and storage contracts which expire periodically and must be renegotiated, extended or replaced. If we are unable to extend or replace these contracts when they expire or renegotiate contract terms as favorable as the existing contracts, we could suffer a material reduction in our revenues, earnings and cash flows. For example, basis differentials between receipt and delivery points on our pipeline systems could decrease over time and thereby negatively impact our ability to renew contracts at rates that were previously in place. Our ability to extend and replace contracts could be adversely affected by factors we cannot control. In addition, changes in state regulation of local distribution companies may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire.
The expansion of our pipeline systems by constructing new facilities subjects us to construction and other risks that may adversely affect us.
     We frequently expand the capacity of our existing pipeline, storage or LNG facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:
•	our ability to obtain necessary approvals and permits from the FERC and other regulatory agencies on a timely basis that are on terms that are acceptable to us, including the potential negative impact of delays and increased costs caused by general opposition to energy infrastructure development, especially in environmentally and culturally sensitive areas and more heavily populated areas;
•	the ability to access sufficient capital at reasonable rates to fund expansion projects, especially in periods of prolonged economic decline when we may be unable to access the capital markets;
•	the availability of skilled labor, equipment, and materials to complete expansion projects;
•	potential changes in federal, state and local statutes, regulations, and orders;
•	impediments on our ability to acquire rights-of-way or land rights on terms that are acceptable to us;
•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from weather conditions, geologic conditions, inflation or increased costs of equipment, materials (such as steel and nickel), labor, contractor productivity, delays in construction due to various factors including delays in obtaining regulatory approvals or other factors beyond our control. These cost overruns could be material and we may not be able to recover such excess costs from our customers which could negatively impact our return on our investments;
•	our ability to construct projects within anticipated time frames that would likely delay our collection of transportation charges under our contracts;
•	the failure of suppliers and contractors to meet their performance and warranty obligations; and
•	the lack of transportation, storage or throughput commitments.
     Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. There is also the risk that a downturn in the economy and its negative impact upon natural gas demand may result in either slower development in the potential for future expansion projects or adjustments in the contractual commitments supporting such projects. As a result, new facilities may be delayed or may not achieve our expected investment return.
We are subject to a complex set of laws and regulations that regulate the energy industry for which we have to incur substantial compliance and remediation costs.
     Our operations are subject to a complex set of federal, state and local laws and regulations that tend to change from time to time and generally are becoming increasingly more stringent. In addition to laws and regulations affecting our business, there are various laws and regulations that regulate various market practices in the industry, including antitrust laws and laws that prohibit fraud and manipulation in the markets in which we operate. The authority of the Federal Trade Commission (FTC), FERC and U.S. Commodity Futures Trading Commission (CFTC) to impose penalties for violations in these areas has generally increased over the last few years. In addition, our business is subject to laws and regulations that govern environmental, health and safety matters. These regulations include compliance obligations for air emissions, water quality, wastewater discharges and solid and hazardous waste disposal, as well as regulations designed for the protection of human health and safety and threatened or endangered species. Compliance obligations can result in significant costs to install and maintain pollution controls and to maintain measures to address personal and process safety and protection of the environment and animal habitat near our operations. We are often obligated to obtain permits or approvals in our operations from various federal, state and local authorities, which permits and approvals can be denied or delayed. In addition, we are exposed to fines and penalties to the extent that we fail to comply with the applicable laws and regulations, as well as the potential for limitations to be imposed on our operations. These regulations often impose remediation obligations associated with the investigation or clean-up of contaminated properties, as well as damage claims arising out of the contamination of properties or impact on natural resources. Finally, many of our assets are located and operate on federal, state, local or tribal lands and are typically regulated by one or more federal, state or local agencies. For example, we operate pipeline facilities that are located on federal lands located both onshore and offshore, which are regulated by the Department of the Interior, particularly by the Bureau of Land Management (BLM) and the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE). In addition, we also have pipeline operations on Native American tribal lands, which are regulated by the Department of the Interior, particularly by the Bureau of Indian Affairs, as well as local tribal authorities. Operations on these properties are often subject to additional regulations and compliance obligations, which can delay our access to such lands and impose additional compliance costs.
     In addition, the FERC regulates most aspects of our business, including the terms and conditions of services offered, our relationships with affiliates, construction and abandonment of facilities and the rates charged by our pipelines (including establishing authorized rates of return). Many of our pipelines periodically file to adjust their rates charged to their customers. CIG will file a rate case that will establish new rates in 2011. There is a risk that the FERC may establish rates that are not acceptable to us and have a negative impact on us. In addition, the profitability of our pipeline systems is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that such costs increase in an amount greater than what we are permitted to recover in our rates or to the extent that there is a lag before the pipeline can file and obtain rate increases, such events can have a negative impact upon our operating results. Our existing rates may also be challenged by complaint. The FERC commenced several proceedings in 2009 and 2010 against unaffiliated pipeline systems to reduce the rates they were charging their customers. There is a risk that the FERC or our customers could file similar complaints on one or more of our pipeline systems and that a successful complaint against our pipelines’ rates could have an adverse impact on us. The FERC currently allows publicly traded partnerships to include in their cost-of-service an income tax allowance. Any changes to FERC’s treatment of income tax allowances in cost of service could result in lower recourse rates that could negatively impact our unitholders’ investment in us.
The laws and regulations (and the interpretations thereof) that are applicable to our business could materially change in the future and increase the cost of our operations or otherwise negatively impact us.
     The regulatory framework affecting our business is frequently subject to change, with the risk that either new laws or regulations may be enacted or existing laws and regulation may be amended. Such new or amended laws and regulations can materially affect our operations and our financial results. In this regard, there have been proposals to implement or amend federal, state, local and tribal laws and regulations that could negatively impact our business, which includes among others:
•	Climate Change and other Emissions. There have been various legislative and regulatory proposals at the federal and state levels to address climate change and to regulate greenhouse gas (GHG) emissions. The Environmental Protection Agency (EPA) and several state environmental agencies have already adopted regulations to regulate GHG emissions. Although natural gas as a fuel supply for power generation results in the least GHG emissions of any fossil fuel, it is uncertain at this time what impact the existing and proposed regulations will have on the demand for natural gas and on our operations. This will largely depend on what regulations are ultimately adopted, including the level of any emission standards; the amount and costs of allowances, offsets and credits granted; and incentives and subsidies provided to other fossil fuels, nuclear power and renewable energy sources. Although the EPA has adopted a tailoring rule to regulate GHG emissions, it is not expected to materially impact our operations until 2016. However, the tailoring rule is subject to judicial reviews and such reviews could result in the EPA being required to regulate GHG emissions at lower levels that could subject many of our larger facilities to regulation prior to 2016. There have also been various legislative and regulatory proposals at the federal and state levels to address various emissions from coal-fired power plants. Although such proposals will generally favor the use of natural gas fired power plants over coal fired power plants, it remains uncertain what regulations will ultimately be adopted and when they will be adopted. Finally, there have been other various environmental regulatory proposals that could increase the cost of our environmental liabilities as well as increase our future compliance costs.

For example, the EPA has proposed more stringent ozone standards, as well as implemented more stringent emission standards with regard to certain combustion engines on our pipeline systems. It is uncertain what impact new environmental regulations might have on us until further definition is provided in the various legislative, regulatory and judicial branches. In addition, any regulations would likely increase our costs of compliance by requiring us to monitor emissions, install additional equipment to reduce carbon emissions and possibly to purchase emission credits, as well as potentially delay the receipt of permits and other regulatory approvals. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipelines, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.
•	Renewable / Conservation Legislation. There have been various legislative and regulatory proposals at the federal and state levels to provide incentives and subsidies to (a) shift more power generation to renewable energy sources and (b) support technological advances to drive less energy consumption. These incentives and subsidies could have a negative impact on natural gas consumption and thus have negative impacts on our operations and financial results.
•	Pipeline Safety. Various legislative and regulatory reforms associated with pipeline safety and integrity issues have been recently proposed, including reforms that would require increased periodic inspections, installation of additional valves and other equipment on our pipelines or otherwise subject our pipelines to more stringent regulation. It is uncertain what reforms, if any, will be adopted and what impact they might ultimately have on our operations or financial results.
•	Tax Policies. Various federal legislation has been proposed to materially revise the tax provisions associated with the energy industry. For example, previous proposed changes have included changes to the taxation of carried interests, which could potentially change the taxation of sales or exchange of partnership interests such as ours. There have also been proposals to simplify the tax code by generally eliminating deductions and reducing the effective corporate and individual tax rates, which could negatively impact the tax allowance in our FERC-approved pipeline rates and impact the return and yield expectations of our investors. It is unclear whether these or other changes will be enacted and if enacted when they will become effective. Any such changes could negatively impact us.
Our pipeline systems depend on certain key customers for a significant portion of their revenues and the loss of any of these key customers could result in a decline in our revenues. In addition, we are exposed to the credit risk of our counterparties and our credit risk management may not be adequate to protect against such risk.
     We are subject to the risk of our counterparties failing to make payments to us, which may include payments not being received within the time required under our contracts. Our current largest exposures are associated with shippers under long-term transportation contracts on our pipeline systems. For example, our systems rely on a limited number of customers for a significant portion of our systems’ revenues. For the year ended December 31, 2010, the four largest customers for each of WIC, CIG, SNG, SLNG and Elba Express accounted for approximately 66 percent, 60 percent, 36 percent, 100 percent and 100 percent of their respective operating revenues. The loss of all or a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts or otherwise, could have a material adverse effect on us. Our credit procedures and policies that are governed by the FERC may not be adequate to fully eliminate counterparty credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise. If our existing or future counterparties fail to pay and/or perform, we could be adversely affected. For example, we may not be able to effectively remarket capacity during and after insolvency proceedings involving a customer.
We are exposed to the credit and performance risk of our key contractors and suppliers.
     As an owner of large energy infrastructure facilities with significant capital expenditures in our business, we rely on contractors for certain construction and on suppliers for key materials, supplies and services, including steel mills, pipe and other manufacturers. There is a risk that such contractors and suppliers may experience credit and performance issues that could adversely impact their ability to perform their contractual obligations with us, including their performance and warranty obligations. This could result in delays or defaults in performing such contractual obligations and increased costs to seek replacement contractors, each of which could adversely impact us.

The costs to maintain, repair and replace our pipeline systems may exceed our expected levels.
     Much of our pipeline infrastructure was constructed many years ago. The age of these assets may result in them being more costly to maintain and repair. We may also be required to replace certain facilities over time. In addition, our pipeline assets may be subject to the risk of failures or other incidents due to factors outside of our control (including due to third party excavation near our pipelines, unexpected degradation of our pipelines, as well as design, construction or manufacturing defects) that could result in personal injury or property damages. Much of our pipeline system is located in populated areas which increases the level of such risks. Such incidents could also result in unscheduled outages or periods of reduced operating flows which could result in a loss of our ability to serve our customers and a loss of revenues. Although we are targeted to complete our pipeline integrity program which includes the development and use of in-line inspection tools in high consequence areas by its required completion date at the end of 2012, we will continue to incur substantial expenditures beyond 2012 relating to the integrity and safety of our pipelines. Also, there is a risk of gas loss and field degradation for our storage operations. In addition, there is a risk that new regulations associated with pipeline safety and integrity issues will be adopted that could require us to incur additional material expenditures in the future.
We do not own all of the land on which our pipelines and facilities are located, which could disrupt our operations.
     We do not own all of the land on which our pipelines and facilities are located. We are subject to the risk that we do not have valid rights-of-way, that such rights-of-way may lapse or terminate or our facilities may not be properly located within the boundaries of such rights-of-way. Our loss of or interference with these rights could have a material adverse effect on us.
There are accounting principles that are unique to regulated interstate pipeline assets that could materially impact our recorded earnings.
     Accounting policies for FERC regulated pipelines are in certain instances different from nonregulated entities. For example, regulated operations accounting policies permit certain regulatory assets to be recorded on our balance sheet that would not be recorded for nonregulated entities. In determining whether to account for regulatory assets on each of our pipelines, we consider various factors including regulatory changes and the impact of competition to determine the probability of recovery of these assets. Currently, all of our pipeline systems have regulatory assets recorded on their balance sheets. If we determine that future recovery is no longer probable for any of our pipeline systems, then we could be required to write off the regulatory assets in the future. In addition, we capitalize a carrying cost (AFUDC) on equity funds related to our construction of long-lived assets. To the extent that one or more of our pipeline expansion projects is not fully subscribed when it goes into service, we could experience a reduction in our earnings once the pipeline is placed into service.
Our business requires the retention and recruitment of a skilled workforce and the loss of such workforces could result in the failure to implement our business plans.
     We are managed and operated by El Paso and its affiliates. Such operations and management require the retention and recruitment of a skilled workforce including engineers, technical personnel and other professionals. El Paso competes with other companies in the energy industry for this skilled workforce. In addition, many of El Paso’s current employees are retirement eligible, which have significant institutional knowledge that must be transferred to other employees. If El Paso is unable to (a) retain their current employees, (b) successfully complete the knowledge transfer and/or (c) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased allocated costs to retain and recruit these professionals.
We have certain contingent liabilities that could exceed our estimates.
     We have certain contingent liabilities associated with litigation. We are involved in various lawsuits in which we or our subsidiaries have been sued (see Part II, Item 8, Financial Statements and Supplementary Data, Note 9). Although we believe that we have established appropriate reserves for these litigation liabilities, we could be required to accrue additional amounts in the future and these amounts could be material.

Risks Related to Our Liquidity
We depend on distributions from our subsidiaries to meet our needs.
     We have no significant assets other than our ownership interests in our operating subsidiaries. We are dependent on the earnings and cash flows, dividends, loans or other distributions from our subsidiaries to generate the funds necessary to meet our obligations. Applicable law and contractual restrictions (including restrictions in certain of our subsidiaries’ credit facilities and the rights of certain creditors of our subsidiaries that would often be superior to our interests) may negatively impact our ability to obtain such distributions from our subsidiaries.
     The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may increase cash distributions during periods when we experience reductions in net income for financial accounting purposes and may reduce cash distributions during periods when we experience increases in net income for financial accounting purposes.
We have significant existing debt which requires us to dedicate a substantial portion of our cash flows to service our debt payment obligations, as well as reduces our flexibility to respond to changed circumstances.
     We have significant debt, debt service and debt maturity obligations. This requires us to dedicate a material portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions or general partnership purposes, as well as distributions to our unitholders. In addition, these debt levels expose us to liquidity and default risks, especially during times of financial volatility and reduced commodity prices.
We have significant capital programs in our business that require us to access capital markets frequently and any inability to obtain access to the capital markets in the future at competitive rates could have a negative impact on us.
     We have extensive capital programs in our business, which requires us to frequently access the capital markets. Although the markets have become less volatile than they were in recent years, volatility in the financial market remains. We are rated investment grade by Fitch (BBB-) and below investment grade by Moody’s (Ba1) and Standard & Poor’s (BB) Rating services at this time, thus our ability to access the capital markets and the cost of capital could be negatively impacted in the future. This could require us to forego capital opportunities, make those opportunities less attractive to us or make us less competitive in our pursuit of growth opportunities.
Our current and future debt and associated borrowing costs can be negatively impacted by the ratings assigned to our debt facilities and securities, the credit and risk profile of our general partner and its owner, El Paso, which could have a negative impact upon us.
     Our credit ratings may be adversely affected by the leverage of our general partner or El Paso, as credit rating agencies may consider the leverage and credit profile of El Paso and its affiliates because of their ownership interest in and control of us and the strong operational links between El Paso and us. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade. El Paso is rated below investment grade by Moody’s (Ba3), Standard & Poor’s (BB-) and Fitch (BB+). The ratings assigned to both CIG’s and SNG’s senior unsecured indebtedness by Moody’s Investor Services (Baa3) and Fitch (BBB-) are currently investment grade. Standard & Poor’s Rating services currently has both CIG and SNG at non-investment grade (BB). Moody’s Investor Services, Standard & Poor’s Investor, and Fitch services both provide a stable outlook. These ratings have increased our cost of capital and our operating costs in comparison to some of our peers. There is a risk that these credit ratings may be adversely affected in the future as the credit rating agencies review their general credit requirements as well as review our leverage, liquidity and credit profile. Any reduction in our credit rating could also impact our cost of capital. Any reduction in our credit rating could also negatively impact the credit rating of our subsidiaries, which could also increase their cost of capital. It could also impact our ability, as well as the ability of our subsidiaries, to access the capital markets. Although the ratings from credit agencies are not recommendations to buy, sell or hold our securities, our credit ratings will generally affect the market value of our debt instruments, as well as the market value of our units.

We will be negatively impacted if we are unable to renew our revolving credit facility that expires November 2012.
     We have a corporate revolving credit facility that is due to expire November 2012. Prior to its maturity, we plan to renew or extend this credit facility. However, many other companies have similar expiration and renewal requirements, and we will be competing for available credit capacity of the financial institutions, many of which are in the process of deleveraging their balance sheets. It is likely that the cost of such credit facilities (spreads over LIBOR) will increase above current levels. The amount of credit capacity we are able to obtain and the ultimate cost of such credit could have a negative impact upon our liquidity, cost of capital and financial results.
A breach of the covenants applicable to our debt and other financing obligations could affect our ability to borrow funds, could accelerate our debt and other financing obligations and those of our subsidiaries, and reduce our cash available for distribution to our unitholders.
     Our debt and other financing obligations contain restrictive covenants, including debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) and EBITDA to interest expense in our note purchase agreements, and contain cross default provisions. Volatility in the financial markets and a reduction in access to capital could cause these covenants to become more restrictive during refinancing. A breach of any of these covenants could preclude us or our subsidiaries from issuing letters of credit, from borrowing under our credit agreements and could accelerate our debt and other financing obligations and those of our subsidiaries. If this were to occur, we might not be able to repay such debt and other financing obligations. Further, our credit facility limits our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distribution.
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
     We are subject to interest rate risks.
     Although a substantial portion of our debt capital structure has fixed interest rates, changes in market conditions, including potential increases in the deficits of foreign, federal and state governments, could have a negative impact on interest rates that could cause our financing costs to increase. Since interest rates are at historically low levels, it is anticipated that they will increase in the future. Rising interest rates could also negatively impact our unitholders’ investment in us, as changes in interest rates may affect the yield requirements of investors in our units. It may also negatively impact our ability to issue additional equity to make acquisitions, to incur debt or for other purposes.
Risks Inherent in Our Structure and Relationship with El Paso
Our ability to continue to acquire interests in interstate pipelines from El Paso could be negatively impacted by various factors that would reduce our growth opportunities.
     An important source of our growth in the past and potentially in the future is the purchase of interests in interstate pipelines from El Paso. As our general partner, El Paso is entitled to incentive distribution rights (IDRs). El Paso is currently entitled to receive the maximum level of IDRs. Our ability to purchase additional interests on an accretive basis to the limited partner unitholders may be negatively impacted by such IDRs unless El Paso elects to reduce the level of the IDRs as provided for in the partnership agreement. In addition, as the general partner of the partnership, El Paso could also be subject to claims associated with conflicts of interest and breach of fiduciary duties. Although the partnership agreements expressly define and limit its obligations as the general partner, if any conflicts of interest or breach of fiduciary duties are found, then our ability to purchase additional interests in interstate pipeline assets from El Paso could be negatively impacted.

We do not have the same flexibility as other types of organizations to accumulate cash, which may limit cash available to service the notes or to repay them at maturity.
     Unlike a corporation, EPB’s partnership agreement requires EPB to distribute, on a quarterly basis, 100 percent of its available cash to its unitholders of record and its general partner. Available cash is generally defined as all of EPB’s cash-on-hand as of the end of a fiscal quarter, adjusted for cash distributions and net changes to reserves. EPB’s general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to its reserves or the reserves of EPB’s operating subsidiaries in amounts it determines in its reasonable discretion to be necessary or appropriate:
•	to provide for the proper conduct of our business and the businesses of EPB’s operating subsidiaries (including reserves for future capital expenditures and for EPB’s anticipated future credit needs);

•	to reimburse EPB’s general partner for all expenses it has incurred on EPB’s behalf;

•	to provide funds for distributions to EPB’s unitholders and its general partner for any one or more of the next four calendar quarters; or

•	to comply with applicable law or any of EPB’s loan or other agreements.
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
     Neither our partnership agreement nor the omnibus agreement among us, El Paso and others will prohibit affiliates of our general partner, including El Paso, El Paso Natural Gas Company (EPNG), Cheyenne Plains Gas Pipeline Company, L.L.C. (Cheyenne Plains), Bear Creek Storage Company, LLC (Bear Creek), Ruby Pipeline, L.L.C. and Tennessee Gas Pipeline (TGP), from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, El Paso and its affiliates may acquire, construct or dispose of additional transportation or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the interstate pipeline and/or storage business, and each may have greater resources than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact us.

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
Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
     Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, the general partnership agreements of CIG and SNG contain similar provisions that define the fiduciary standards of each partner (a subsidiary of El Paso owns a 42 percent and 40 percent general partner interest in CIG and SNG, and we own a 58 percent and 60 percent general partner interest in CIG and SNG) to the other. In addition, the general partnership agreements include provisions that define the fiduciary standards that the members of the management committee of each such partnership appointed by a partner owe to the partners that did not designate such person. In both instances, the defined fiduciary standards are more limited than those that would apply under Delaware law in the absence of such definition.
     Limited unitholders cannot remove our general partner without its consent.
     The vote of the holders of at least 66 ⅔ percent of all outstanding common units voting together as a single class is required to remove our general partner. Our unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent the general partner’s removal. In addition, under certain circumstances the successor general partner may be required to purchase the combined general partner interest and incentive distribution rights of the removed general partner, or alternatively, such interests will be converted into common units.

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
     Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of the members of our general partner from transferring their member interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of the general partner with their own choices and to control the decisions taken by the board of directors and officers of the general partner. This effectively permits a change of control of the partnership without unitholders’ vote or consent. In addition, pursuant to the omnibus agreement with El Paso, any new owner of the general partner would be required to change our name so that there would be no further reference to El Paso.
If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.
     Our assets consist of a 100 percent ownership interest in WIC, SLNG and Elba Express, a 58 percent general partner interest in CIG and a 60 percent general partner interest in SNG. If a sufficient amount of our assets, such as our ownership interests in CIG or SNG or other assets acquired in the future, are deemed to be “investment securities” within the meaning of the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Although general partner interests are typically not considered securities or “investment securities,” there is a risk that our ownership interests in CIG or SNG or other assets acquired in the future could be deemed investment securities. In that event, it is possible that our ownership of these interests, combined with our assets acquired in the future, could result in our being required to register under the Investment Company Act if we were not successful in obtaining exemptive relief or otherwise modifying our organizational structure or applicable contract rights. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

     Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
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
     If at any time our general partner and its affiliates own more than 75 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders would be required to sell common units at an undesirable time or price and may not receive any return on investment. Unitholders might also incur a tax liability upon a sale of such units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. Our general partner and its affiliates own approximately 49 percent of our outstanding common units at December 31, 2010.
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
     As of February 17, 2011, we had 177,167,863 common units outstanding, which includes 88,400,059 common units held by affiliates of our general partner. Upon payment of the quarterly cash distribution payment for the fourth quarter of 2010, the financial tests required for the conversion of all subordinated units into common units were satisfied. As a result, the 27,727,411 subordinated units held by affiliates of El Paso Corporation were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. Sales by any of our existing unitholders, including affiliates of our general partner, of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.
Risks Related to our Senior Unsecured Notes
The notes are unsecured obligations of El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) and not guaranteed by any of its subsidiaries. As such, the notes are effectively junior to EPPOC’s existing and future secured debt and to all debt and other liabilities of its subsidiaries.
     The notes are EPPOC’s unsecured obligations and rank equally in right of payment with all of its other existing and future unsubordinated debt. All of EPPOC’s operating assets are in subsidiaries of EPPOC, and none of these subsidiaries guarantee EPPOC’s obligations with respect to the notes. Creditors of EPPOC’s subsidiaries have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or other bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to EPPOC in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of the notes. As of December 31, 2010, the notes were effectively subordinated to approximately $2.0 billion of outstanding indebtedness of EPPOC’s subsidiaries. Furthermore, such subsidiaries are not prohibited under the indenture from incurring additional indebtedness.
     In addition, because the notes and the guarantee of the notes by EPB are unsecured, holders of any secured indebtedness of EPPOC or EPB would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of the notes. Currently, neither EPPOC nor EPB have any secured indebtedness. Although the indenture governing the notes places some limitations on the ability of EPPOC to create liens securing debt, there are significant exceptions to these limitations, which allow us to secure significant amounts of indebtedness without equally and ratably securing the notes. If EPPOC or EPB incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, the assets of EPPOC or EPB would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on the notes. Consequently, any such secured indebtedness would effectively be senior to the notes and the guarantee of the notes by EPB, to the extent of the value of the collateral securing the secured indebtedness. In that event, the noteholders may not be able to recover all the principal or interest that is due under the notes.

We may not be able to repurchase the notes upon a change of control.
     Upon the occurrence of a change of control trigger event, we will be required to offer to repurchase all outstanding notes at 101 percent of their principal amount plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control trigger event because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our revolving credit facility or other future senior indebtedness from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase your notes unless we are able to refinance or obtain waivers under our credit facilities. Our failure to repurchase the notes upon a change of control would cause a default under the indenture and a cross-default under our revolving credit facility. Our revolving credit facility provides that a change of control, as defined in such agreement, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and limiting our ability to purchase the notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions. In addition, the change of control provisions in the indenture may not protect the noteholders from certain important corporate events, such as a leveraged recapitalization (which would increase the level of our indebtedness), reorganization, restructuring, merger or other similar transaction.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes and our indebtedness under our revolving credit facility, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
     Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure the noteholders that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot assure the noteholders that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement and the indenture that will govern the notes. In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our revolving credit facility contains restrictions on our ability to dispose of assets. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and any proceeds may not be adequate to meet any debt service obligations then due.
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by states. If the Internal Revenue Service (IRS) were to treat us as a corporation or if we become subject to a material amount of additional entity-level taxation for state tax purposes, then it would substantially reduce the amount of cash available for distribution to our unitholders.
     The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS, on this or any other tax matter affecting us. If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through. Because a tax would be imposed upon us as a corporation, our cash available to pay distributions would be substantially reduced. Thus, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

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
     The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain events that occurred in previous years, members of Congress have considered substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. During the last session of Congress, the House of Representatives passed the Tax Extenders Act of 2009, H.R. 4213, a bill which included a provision that would treat items of income and gain generated by a publicly traded partnership that is engaged in the performance of investment management services as non-qualifying income. The carried interest portion of this bill did not pass the Senate during the Congressional session. The legislation could be re-introduced in the new Congress. Although we do not believe that this provision would apply to us as it was previously drafted, we are unable to predict whether it will be re-introduced in its previous form, or with any changes to the provision or whether carried interest legislation will ultimately be enacted. Moreover, it is possible that the efforts regarding current carried interests could resume and result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
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
An IRS challenge of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
     We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all the positions we take. Any challenge by the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available to pay distributions to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.
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
     Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from their sale of our common units and could have a negative impact on the value of our common units or result in audit adjustments to their tax returns.
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
ITEM 3. LEGAL PROCEEDINGS
     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 9, and is incorporated herein by reference.
     Natural Buttes. In May 2004, the EPA issued a Compliance Order to CIG related to alleged violations of a Title V air permit in effect at CIG’s Natural Buttes Compressor Station. In September 2005, the matter was referred to the U.S. Department of Justice (DOJ). CIG entered into a tolling agreement with the U.S. and conducted settlement discussions with the DOJ and the EPA. While conducting some testing at the facility, CIG discovered that three generators installed in 1992 may have been emitting oxides of nitrogen at levels which suggested the facility should have obtained a Prevention of Significant Deterioration (PSD) permit when the generators were first installed, and CIG promptly reported those test data to the EPA. CIG executed a Consent Decree with the DOJ and has paid a total of $1.0 million to settle all of these Title V and PSD issues at the Natural Buttes Compressor Station. In addition, as required by the Consent Decree, ambient air monitoring at the Uintah Basin commenced on January 1, 2010 for a period of two years. In November 2009, CIG sold its Natural Buttes compressor station and gas processing plant to a third party for $9.0 million. Pursuant to the 2009 FERC order approving the sale of the compressor station and gas processing plant, we filed for FERC approval of the proposed accounting entries associated with the sale which utilized a technical obsolescence valuation methodology for determining the portion of the composite accumulated depreciation attributable to the plant which resulted in us recording a gain on the sale in the fourth quarter of 2009. In September 2010, the FERC issued an order that utilized a different depreciation allocation methodology to estimate the net book value of the facilities. Based on the order, we recorded a non-cash adjustment as an increase of operation and maintenance expense of approximately $20.8 million in September 2010 to write down the net property, plant and equipment associated with the sale of the Natural Buttes facilities since it is no longer probable of recovery. We have filed a request for rehearing and clarification of the order.
     In addition to the above matters, we and our affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common units are traded on the New York Stock Exchange under the symbol EPB. As of February 22, 2011, we had 30 unitholders of record, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.
     The following table reflects the quarterly high and low sales prices for our common units based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash distributions per unit we declared in each quarter:

	High	Low	Distributions
2010
Fourth Quarter	$35.74	$31.34	$0.4100
Third Quarter	$33.84	$27.40	$0.4000
Second Quarter	$30.77	$23.62	$0.3800
First Quarter	$28.31	$23.35	$0.3600

2009
Fourth Quarter	$26.52	$19.98	$0.3500
Third Quarter	$21.30	$17.14	$0.3300
Second Quarter	$19.80	$16.53	$0.3250
First Quarter	$20.00	$14.91	$0.3200
     Cash Distribution Policy. We will distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.28750 per common unit ($1.15 per common unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay cash distributions at this minimum quarterly distribution rate is subject to various restrictions and other factors. On February 15, 2011, we paid a distribution of $0.4400 per unit to all unitholders of record at the close of business on February 1, 2011. Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash.” Our partnership agreement also requires that we distribute all of our available cash from operating surplus each quarter in the following manner: first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received a minimum quarterly distribution of $0.28750 plus any arrearages from prior quarters; second, 98 percent to the holders of subordinated units and 2 percent to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.28750; and third, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.33063. If cash distributions to our unitholders exceed $0.33063 per unit in any quarter, our general partner will receive, in addition to distributions on its 2 percent general partner interest, increasing percentages, up to 48 percent, of the cash we distribute in excess of that amount. We refer to these distributions as “incentive distributions.” Our general partner received incentive distributions of $8.0 million in 2010. In February 2011, our general partner received incentive distributions of $6.1 million.
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
     The subordination period will end on the first business day of any quarter beginning after December 31, 2010 after (i) we have earned and paid at least $0.43125 (150 percent of the minimum quarterly distribution) on each outstanding limited partner unit and general partner unit for each quarter in any four quarter period ending on/or after December 31, 2008, or (ii) we have earned and paid at least $0.28750 on each outstanding limited partner unit and general partner unit for any three consecutive, non-overlapping four quarter periods ending on or after December 31, 2010, or (iii) the removal of our general partner other than for cause if the units held by our general partner and its affiliates are not voted in favor of such removal. Upon payment of the quarterly cash distribution payment for the fourth quarter of 2010, the financial tests required for the conversion of all subordinated units into common units were satisfied. As a result, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion does not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units.

ITEM 6. SELECTED FINANCIAL DATA
     The operating results data for each of the three years ended December 31, 2010 and the financial position data as of December 31, 2010 and 2009 were derived from our audited financial statements. We derived the operating results data for each of the two years ended December 31, 2007 and the financial position data as of December 31, 2008, 2007 and 2006 from our accounting records. Our historical results are not necessarily indicative of results to be expected in the future. We had various acquisitions as discussed in Note 2. Subsequent to the July 2009, March 2010 and November 2010 acquisitions, we have the ability to control CIG’s, SLNG’s, Elba Express’ and SNG’s operating and financial decisions and policies. Accordingly, we have consolidated the entities and retrospectively adjusted our historical financial statements in all periods to reflect the changes in reporting entity. Because the November 2010 acquisition of the remaining interest in SLNG and Elba Express was the acquisition of additional non-controlling interests in a consolidated entity, this acquisition was accounted for on a prospective basis. For a further discussion of each of these acquisitions and the retrospective adjustment of our historical financial statements, see Item 8, Financial Statements and Supplementary Data, Note 2.
     The selected financial data should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per unit amounts)
Operating Results Data:
Operating revenues	$1,344.1	$1,119.3	$1,064.4	$968.0	$921.7
Operating income	747.1	582.8	532.3	483.7	464.7
Earnings from unconsolidated affiliates	15.7	12.4	15.9	89.8	78.0
Net income from continuing operations	605.1	497.2	474.5	393.0	338.2
Net income	605.1	497.2	474.5	396.0	342.8
Net income attributable to El Paso Pipeline Partners, L.P.	378.5	317.6	300.8	257.1	227.5
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit-basic and diluted
Common units(1)	$1.90	$1.64	$1.26	$0.11	$—
Subordinated units(1)	1.78	1.56	1.12	0.11	—

Distributions declared per common unit(2)	$1.55	$1.33	$1.01	$—	$—

Financial Position Data:
Property, plant and equipment, net	$5,691.5	$5,408.3	$4,796.2	$4,112.4	$3,594.9
Investment in unconsolidated affiliates	71.7	93.5	98.4	102.0	711.1
Total assets	6,177.2	6,164.2	5,618.7	5,069.8	5,707.0
Long-term debt and other financing obligations, less current maturities	3,400.3	2,536.2	2,266.9	2,136.0	1,704.6
Total partners’ capital	2,410.0	3,181.6	2,813.8	3,052.0	2,882.1

(1)	Earnings per unit in 2007 are based on income allocable to us subsequent to completion of our initial public offering.

(2)	In 2007, there were no distributions declared or paid per common unit.

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
     In November 2007, we completed an initial public offering of 28.8 million common units. In conjunction with our initial public offering, El Paso contributed to us 100 percent of WIC, an interstate natural gas system, as well as 10 percent general partner interests in each of El Paso’s SNG and CIG interstate natural gas pipeline systems. In September 2008, we acquired a 15 percent general partner interest in SNG and 30 percent general partner interest in CIG from El Paso. In July 2009, we acquired an 18 percent general partner interest in CIG from El Paso. In March 2010 we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso at which point we had the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies, thus have consolidated these entities in our financial statements. We have retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. In June 2010, we acquired an additional 20 percent general partner interest in SNG. In November 2010, we acquired the remaining 49 percent member interest in each of SLNG and Elba Express and an additional 15 percent general partner interest in SNG. Subsequent to the 2009 and 2010 acquisitions, we have the ability to control CIG’s and SNG’s operating and financial decisions and policies. Accordingly, we have consolidated CIG and SNG and retrospectively adjusted our historical financial statements. Because the acquisition of the remaining 49 percent member interest in SLNG and Elba Express was an acquisition of additional non-controlling interest in a consolidated entity, we accounted for the acquisition prospectively. We have reflected El Paso’s 42 percent general partner interest in CIG and El Paso’s 40 percent general partner interest in SNG as non-controlling interest in our financial statements for all periods presented. As a result of the retrospective consolidation of CIG, SLNG, Elba Express and SNG, earnings prior to the acquisition of the incremental interests have been allocated solely to our general partner.
     For a further discussion of each of these acquisitions and the retrospective adjustment of our historical financial statements, see Item 8, Financial Statements and Supplementary Data, Note 2.
     We have included a discussion in this MD&A of items that may affect us and how we operate in the future. The matters discussed in our MD&A are as follows:
•	General description of our business assets and operations and growth projects;
•	Comparative discussion of our historical results of operations; and
•	Liquidity and capital resource related matters, including our available liquidity, sources and uses of cash, our historical cash flow activities, contractual obligations and commitments, and critical accounting policies, among other items.
     Our Business. We are a Delaware limited partnership formed by El Paso (our general partner) to own and operate natural gas transportation and storage assets. We hold a 100 percent ownership interest in the approximately 800-mile WIC interstate natural gas pipeline system with a design capacity of approximately 3.5 Bcf/d and an average daily throughput of 2,472 BBtu/d in 2010. We also hold a 100 percent ownership interest in each of SLNG and Elba Express. SLNG owns the Elba Island LNG receiving terminal, one of eleven facilities in the United States capable of providing domestic storage and vaporization services to international producers of LNG. The Elba Island LNG terminal has storage capacity of 11.5 Bcf equivalent and has peak send-out capacity of approximately 1.8 Bcf/d. Elba Express is an interstate natural gas pipeline system with approximately 200 miles of pipeline with a design capacity of 945 MMcf/d. Elba Express was placed in service in March 2010.

     We also own a 58 percent general partner interest in CIG and a 60 percent general partner interest in SNG whose operations are summarized below:
CIG. CIG is an interstate natural gas pipeline system with approximately 4,300 miles of pipeline with a design capacity of approximately 4.6 Bcf/d and an average daily throughput of 2,131 BBtu/d in 2010. It has associated storage facilities with 37 Bcf of underground working natural gas storage capacity, which includes 6 Bcf of storage capacity from Totem associated with CIG’s 50 percent ownership interest in WYCO.
SNG. SNG is an interstate natural gas pipeline system with approximately 7,600 miles of pipeline with a design capacity of approximately 3.7 Bcf/d and an average daily throughput of 2,505 BBtu/d in 2010. It has associated storage facilities with a total of approximately 60 Bcf of underground working natural gas storage capacity, which includes the storage capacity associated with a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Pipeline Company (TGP), our affiliate.
     Each of these businesses faces varying degrees of competition from other existing and proposed pipelines and LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our revenues from transportation and storage services consist of the following types:

		Percent of Total Revenues in 2010(2)
					Elba
Type	Description	WIC	CIG	SLNG	Express(1)	SNG	Total
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline systems and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	98%	92%	92%	100%	88%	91%

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.	2%	8%	8%	—	12%	9%

(1)	This system was placed in service in March 2010 and although capacity is under contract, the average volumes transported during the year ended December 31, 2010 were not material.

(2)	Excludes liquids transportation revenue, fuel sales and in the case of CIG, liquids revenue associated with CIG’s processing plants. The revenues described in this table constitute approximately 97 percent of EPB’s, 92 percent of CIG’s and 100 percent of WIC’s, SLNG’s, Elba Express’ and SNG’s total revenues.
     The FERC regulates the rates we can charge our customers. These rates are generally a function of the cost of providing services to our customers, including a reasonable return on our invested capital. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices, changes in supply and demand, regulatory actions, competition, declines in the creditworthiness of our customers and weather. We also experience earnings volatility when amounts of natural gas used in our operations differs from the amount received for that purpose.
     SNG Rate Case. In January 2010, the FERC approved SNG’s rate case settlement in which SNG (i) increased its base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013.
     CIG Rate Case. Under the terms of the 2006 rate case settlement, CIG must file a new general rate case to be effective no later than October 1, 2011. In February 2011, FERC approved an amendment of the 2006 settlement, which is unopposed by all of CIG’s shippers, to provide for a modification allowing the effective date of the required new rate case to be moved to December 1, 2011.

The purpose of the delay in filing date is to allow CIG and its shippers the opportunity to reach a settlement of the rate proceeding before it is formally filed at FERC. At this time, the outcome of the pre-filing settlement negotiations and the outcome of the upcoming general rate case, in the event pre-filing settlement cannot be reached, cannot be known with certainty.
     Growth Projects. During 2010, we generated significant earnings and continued to focus on delivering on our remaining backlog of expansion projects. During 2010, we placed approximately $1 billion of expansion projects into service, all on time and in total approximately $100 million under budget. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. Listed below are significant updates to our backlog of projects:
     WIC. In November 2010, both portions of the WIC system expansion project were placed in service. The first portion of the WIC system expansion project added compression on the Kanda Lateral and increased capacity to 595 MDth/d. The second portion of the WIC expansion project installed three miles of pipeline and reconfigured one compressor at the Wamsutter station. Such expansion provided 155 MDth/d of additional natural gas deliveries from WIC mainline into a third party pipeline and onto the Opal Hub and El Paso’s Ruby Pipeline that is currently under construction.
     CIG. In December 2010, CIG placed in service the Raton 2010 expansion project. This project provides additional capacity of approximately 130 MMcf/d from Raton Basin in southern Colorado to the Cheyenne Hub in northern Colorado.
     SLNG/Elba Express. In March and July 2010, SLNG placed in service vaporization facilities and additional storage facilities, at the Elba Island LNG terminal as part of the Elba III Phase A Expansion. In March 2010, the Elba Express Phase A expansion was placed in service.
•	SLNG Elba III Expansion. The Elba III Phase A Expansion increased SLNG’s peak send-out capacity to 1.8 Bcf/d equivalent from 1.2 Bcf/d in March 2010 and increased storage capacity at the Elba Island LNG terminal to approximately 11.5 Bcf in July 2010.
•	Elba Express Expansion. In 2010, the Elba Express Phase A Expansion added an approximate 200-mile pipeline with a design capacity of 945 MMcf/d that transports natural gas supplies from the Elba Island LNG terminal to markets in the southeastern and eastern U.S.
     SNG. SNG expects to spend approximately $125 million in 2011. These expenditures are related to the South System III and the Southeast Supply Header projects.
•	South System III. The South System III expansion project will expand SNG’s pipeline system in Mississippi, Alabama and Georgia by adding approximately 81 miles of pipeline looping and replacement on SNG’s south system and 17,310 horsepower of compression to serve an existing power generation facility owned by the Southern Company in the Atlanta, Georgia area that is being converted from coal fired to cleaner burning natural gas. This expansion project will be completed in three phases, with each phase expected to add an additional 122 MMcf/d of capacity. Phase I of the project was placed in service in January 2011 on time and under budget. The estimated in-service dates are June 2011 for Phase II and June 2012 for Phase III. Construction agreements have been finalized for Phase II.
•	Southeast Supply Header (SESH). SNG owns an undivided interest in the northern portion (Phase I) of the Southeast Supply Header project jointly owned by Spectra Energy Corp and CenterPoint Energy, which added a 115-mile supply line to the western portion of the SNG system. This project provides SNG access through pipeline interconnects to several supply basins, including the Barnett Shale, Bossier Sands, Arkoma and Fayetteville Shale basins. Phase I of the project was placed in service in September 2008. The estimated cost to SNG for Phase II of this project is approximately $60 million and is expected to provide SNG with an additional 350 MMcf/d of supply capacity. We expect to place Phase II of the project in service in June 2011.

     Total consolidated capital expenditures for 2011 are expected to be approximately $260 million, including approximately $110 million of maintenance capital and approximately $150 million of expansion capital. The partnership’s growth capital is primarily for SNG’s South System III expansion.
     We continue to evaluate additional expansion opportunities around our well-positioned assets. We have other projects that are in various phases of commercial development. Many of these potential projects involve expansion capacity to serve increased natural gas-fired generation loads and would have in-service dates for 2014 and beyond. If we are eventually successful in contracting for these new loads, the capital requirements could be substantial and would be incremental to our backlog of contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our backlog of contracted organic growth projects.
     CIG. Along the Front Range of CIG’s system, utilities have various projects under development that involve constructing new natural gas-fired generation in part to provide backup capacity required when renewable generation is not available during certain daily or seasonal periods.
     SNG. Similar to SNG’s South System III expansion project, SNG is pursuing various expansion projects to service increased natural-gas fired generation loads, either to meet increased electric loads or to convert existing coal or oil-fired power plants to natural gas usage. The development projects are in various phases of commercial development.
Results of Operations
     Our management uses earnings before interest expense and income taxes (EBIT) as a measure to assess the operating results and effectiveness of our businesses, which consists of both consolidated operations and investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to evaluate more effectively our operating performance using the same performance measure analyzed internally by El Paso so that investors may evaluate our operating results without regard to our financing methods or capital structure. We define EBIT as net income adjusted for items such as (i) interest and debt expense, net, (ii) affiliated interest income and expense, net, (iii) income tax expense, and (iv) net income attributable to noncontrolling interest. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows.
     Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our operating results for each of the three years ended December 31, 2010, which reflects the retrospective adjustment of our historical financial statements discussed in Item 8, Financial Statements and Supplementary Data, Note 2.

	2010	2009	2008
	(in millions, except volumes)
Operating revenues	$1,344.1	$1,119.3	$1,064.4
Operating expenses	(597.0)	(536.5)	(532.1)

Operating income	747.1	582.8	532.3
Earnings from unconsolidated affiliates	15.7	12.4	15.9
Other income, net	29.2	47.8	33.8

EBIT before adjustment for noncontrolling interests	792.0	643.0	582.0
Net income attributable to noncontrolling interests	226.6	179.6	173.7

EBIT	565.4	463.4	408.3
Interest and debt expense, net	(186.6)	(129.0)	(129.3)
Affiliated interest income, net	2.1	4.4	40.1
Income tax expense	(2.4)	(21.2)	(18.3)

Net income attributable to El Paso Pipeline Partners, L.P.	378.5	317.6	300.8
Net income attributable to noncontrolling interests	226.6	179.6	173.7

Net income	$605.1	$497.2	$474.5

Throughput volumes (BBtu/d) (1)	6,925	7,142	6,926

(1)	Throughput volumes are presented for WIC, CIG and SNG only and exclude intrasegment volumes. Elba Express was placed in service in March 2010 and although capacity is under contract, the average volumes transported during the year ended December 31, 2010 were not material.

     Below is a discussion of factors impacting EBIT in 2010 compared with 2009 and 2009 as compared with 2008.

	2010 to 2009				2009 to 2008
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansion	$156.8	$(23.7)	$(14.9)	$118.2	$94.7	$(22.4)	$10.8	$83.1
Transportation revenues and expenses	65.3	(13.6)	—	51.7	14.5	(4.0)	—	10.5
Operational gas, revaluations and processing revenues	1.4	9.3	—	10.7	(16.3)	9.6	—	(6.7)
(Non-cash asset write down)/ Gain on sale of assets	—	(28.5)	—	(28.5)	—	7.8	—	7.8
Calpine Bankruptcy	—	—	—	—	(38.7)	—	—	(38.7)
Other(1)	1.3	(4.0)	(0.4)	(3.1)	0.7	4.6	(0.3)	5.0

Total impact on EBIT before adjustment for noncontrolling interests	224.8	(60.5)	(15.3)	149.0	54.9	(4.4)	10.5	61.0
Net income attributable to noncontrolling interests	—	—	(47.0)	(47.0)	—	—	(5.9)	(5.9)

Total impact on EBIT	$224.8	$(60.5)	$(62.3)	$102.0	$54.9	$(4.4)	$4.6	$55.1

(1)	Consists of individually insignificant items.
     Expansions. Our EBIT increased during the years ended December 31, 2010 and 2009 primarily due to expansion projects placed into service during 2008, 2009 and 2010. This increase was driven by higher revenues partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction (AFUDC equity) from expansion projects, as follows:

	2010 to 2009	2009 to 2008
	(In millions)
WIC
Piceance lateral	$10.1	$9.9
Medicine Bow lateral	0.7	9.3
Kanda lateral	2.8	1.1
Other	0.2	—

CIG
Raton Expansion	6.2	0.8
High Plains pipeline	—	28.0
Totem Gas Storage	9.7	14.4
Other	—	3.2

SLNG
Elba III Phase A Expansion	54.4	14.6

Elba Express
Elba Express Pipeline	24.5	15.0

SNG
South System III	6.5	0.5
SESH I	—	(12.7)
Other	3.1	(1.0)

Total impact on EBIT	$118.2	$83.1

     Transportation Revenues and Expenses. During 2010 and 2009, our SNG system experienced higher revenues of $53.9 million and $22.7 million when compared to prior years as a result of higher tariff rates which became effective September 1, 2009 pursuant to its rate case settlement as discussed below. Additionally, our revenues increased during 2010 when compared to 2009 due to higher reservation revenue of $16.1 million on WIC’s mainline system which was offset by $16.4 million in higher expenses as a result of an increased third party capacity commitment. During 2009, our EBIT was negatively impacted by a $3.5 million transportation contract buy-out cost on CIG and $7.7 million decreased usage revenues on CIG and WIC.

     In January 2010, the FERC approved SNG’s rate case settlement in which SNG (i) increased its base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013, and (iv) extended the vast majority of SNG’s firm transportation contracts until August 31, 2013.
     Operational Gas, Revaluations and Processing Revenues. During 2010, we experienced $8.9 million favorable gas balance revaluations on CIG and WIC when compared to 2009. We also benefited from implementation of SNG’s fuel volumetric tracker of $5.0 million in 2010 as part of its rate case settlement which was partially offset by a $7.3 million unfavorable impact due to the elimination of SNG’s fuel sharing mechanism. During 2009, WIC recorded a $9.6 million unfavorable fuel tracker adjustment which was partially offset by CIG’s $7.2 million favorable fuel tracker adjustment pursuant to the 2009 FERC orders as further discussed below. In 2008, CIG recorded a favorable fuel tracker adjustment of $9.7 million offset by a $4.2 million favorable gas balance revaluation variance on WIC and CIG when compared to 2009. Additionally, SNG experienced $21.6 million favorable revaluation of retained volumes during 2009 when compared to 2008 which was partially offset by costs of $4.5 million associated with condensate replacement. During 2008, SNG’s EBIT was favorably impacted by $15.2 million due to sale of excess gas not used in operations.
     On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to fuel imbalance revaluations and related gas balance items. This price volatility impacts our earnings through the monthly non-cash revaluation of our gas balance items including fuel trackers, imbalances and operational inventories. We continue to seek options with the FERC and shippers to minimize the price volatility associated with these operational activities.
     In addition, our processing revenues at CIG were largely offset by expenses associated with the gas consumed in processing the liquids. CIG experienced $8.1 million higher processing revenues in 2010 compared to 2009 due to increased demand and favorable prices of natural gas liquids partially offset by $6.8 million higher gas processing expenses as a result of unfavorable gas prices. During 2009, CIG experienced $3.5 million lower processing revenues due to lower prices for natural gas liquids partially offset by $4.6 million lower gas processing expenses due to lower gas prices as compared to 2008.
     Non-cash Asset Write Down /Gain on Sale of Assets. In the fourth quarter of 2009, we recorded a gain of $7.8 million related to the sale of CIG’s Natural Buttes compressor station and gas processing plant. In the third quarter of 2010, we recorded a $20.8 million non-cash write down as an increase of operation and maintenance expense based on a FERC order related to the 2009 sale of the Natural Buttes facilities. For a further discussion of Natural Buttes, see Item 8, Financial Statements and Supplementary Data, Note 2.
     Calpine Bankruptcy. During 2008, SNG received $39 million related to Calpine Corporation’s (Calpine’s) rejection of its transportation contracts with us primarily associated with distributions received under Calpine’s approved plan of reorganization.
     Net Income Attributable to Noncontrolling Interests. We have reflected El Paso’s 42 percent general partner interest in CIG and 40 percent general partner interest in SNG as noncontrolling interest in our financial statements in all periods presented. We reflected the 49 percent member interest in each of SLNG and Elba Express as noncontrolling interest for 2008, 2009, and through November 2010, when EPB acquired the remaining 49 percent interest and they became 100 percent owned by EPB. For the year ended December 31, 2010, our net income attributable to noncontrolling interest increased due to an increase in CIG’s net income primarily related to additional revenue generated by CIG from its Totem Gas Storage expansion project, an increase in SLNG’s net income from its Elba III Phase A Expansion project which was placed in service in March and July 2010, an increase in Elba Express’ net income from placing the Elba Express Pipeline in service in March 2010, and an increase in SNG’s net income primarily from its higher tariff rates effective September 1, 2009 pursuant to their rate case settlement.

Interest and Debt Expense
     For the year ended December 31, 2010, interest and debt expense was $57.6 million higher than in 2009 primarily due to significantly higher average debt outstanding used to partially fund acquisitions and organic expansion projects. The increase in our average debt outstanding was attributable to the debt issuance of $1.3 billion by EPPOC in 2010, see Item 8, Financial Statements and Supplementary Data, Note 7. These increases were partially offset by a decrease in the average balance outstanding under our credit facility from approximately $565 million to $511 million.
     During 2009, our interest and debt expense decreased $0.3 million as compared to 2008 primarily due to lower average interest rates under our credit facility, the repurchase of approximately $290 million of senior notes by CIG and SNG and an increase in AFUDC from Elba Express and the Elba III Expansion project on SLNG. These decreases were partially offset by EPPOC’s September 2008 issuance of $175.0 million of senior unsecured notes, the $165 million nonrecourse project financing agreement entered into by Elba Express in May 2009, the $135 million debt issuance by SLNG in February 2009 and the financing obligations to WYCO. For a further discussion of our long-term financing obligations, see Item 8, Financial Statements and Supplementary Data, Note 7.
     The following table shows the average balance outstanding and the average interest rates under our credit facility for the years ended December 31, 2010 and 2009:

	2010	2009
	(In millions, except for rates)
Average credit facility balance outstanding	$511	$565
Average interest rate on credit facility borrowings	0.8%	0.8%
Affiliated Interest Income, Net
     CIG, SNG, SLNG and Elba Express participated in El Paso’s cash management program. After we acquired additional interests in each of CIG, SLNG and SNG which required consolidation, their participation in El Paso’s cash management program was terminated. In 2010, SLNG and SNG received $7.5 million and $5.4 million, respectively, in cash from El Paso in settlement of their note receivable balances related to the termination of their participation in El Paso’s cash management program. Elba Express participated in El Paso’s cash management program until May 2009, when, as a result of a restriction in its project financing agreement, it terminated its participation in the cash management program and received a capital contribution from El Paso of its outstanding notes payable. CIG converted its note receivable with El Paso under its cash management program into a demand note receivable, which was repaid in June 2010.
     Affiliated interest income decreased $2.3 million for the year ended December 31, 2010 as compared to 2009 and decreased $35.7 million for the year ended December 31, 2009 as compared to 2008 primarily due to lower average advances due from El Paso and lower short-term interest rates. The following table shows the average advances due from El Paso and the average short-term interest rates for the years ended December 31:

	2010	2009	2008
	(In millions, except for rates)
Average advance due from El Paso	$175	$306	$927
Average short-term interest rate	1.5%	1.7%	4.4%
Income Taxes
     Effective November 1, 2007, CIG and SNG no longer pay income taxes as a result of their conversion into partnerships. Effective February 4, 2010, SLNG converted into a limited liability company and is no longer subject to income taxes. Our effective tax rates of less than 1 percent for the year ended December 31, 2010, 4 percent for the year ended December 31, 2009 and 4 percent for the year ended December 31, 2008 were lower than the statutory rate of 35 percent due to income associated with non-taxpaying entities, partially offset by the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8, Financial Statements and Supplementary Data, Note 15.

Distributable Cash Flow
     We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, pre-acquisition undistributed earnings from consolidated subsidiaries and other income and expenses, net, which primarily includes deferred revenue, AFUDC equity and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income tax expense (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliated interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates, and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.
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
     Our distributable cash flow was $390.0 million and $236.7 million for the years ended December 31, 2010 and 2009. The increase in distributable cash flow in 2010 was due primarily to higher expansion revenues and our increased ownership interest in SLNG, Elba Express and SNG. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the years ended December 31, 2010 and 2009 and reflect the retrospective adjustment of our historical financial statements discussed in Item 8, Financial Statements and Supplementary Data, Note 2. :
Reconciliation of Distributable Cash Flow to Net Income.

	Year Ended December 31,
	2010	2009
	(In millions)
Net income	$605.1	$497.2
Net income attributable to noncontrolling interests	(226.6)	(179.6)

Net income attributable to El Paso Pipeline Partners, L.P.	378.5	317.6
Add: Income tax expense	2.4	21.2
Add: Interest and debt expense, net	186.6	129.0
Less: Affiliated interest income, net	(2.1)	(4.4)

EBIT (1)	565.4	463.4
Add:
Depreciation and amortization	152.7	129.2
Distributions declared by unconsolidated affiliates	13.4	16.7
Net income attributable to noncontrolling interests	226.6	179.6
Less:
Earnings from unconsolidated affiliates	(15.7)	(12.4)
Declared distributions by majority owned subsidiaries to El Paso (2)	(247.6)	(232.5)

Adjusted EBITDA	694.8	544.0

Less:
Cash interest expense, net	(184.9)	(141.3)
Maintenance capital expenditures	(94.0)	(81.0)
Pre-acquisition undistributed earnings from consolidated subsidiaries(3)	(19.7)	(30.8)
Other, net (4)	(6.2)	(54.2)

Distributable Cash Flow	$390.0	$236.7

(1)	For a further discussion of our use of EBIT, see Results of Operations.

(2)	In 2010, declared distributions include $71.5 million from CIG, $35.9 million from SLNG, $12.1 million from Elba Express, and $128.1 million from SNG. In 2009, declared distributions include $68.1 million from CIG and $164.4 million from SNG.

(3)	The 2010 amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB. The 2009 amount represents the undistributed earnings of SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB’s March 2010 acquisition. For further discussion , see Note 2.

(4)	Includes deferred revenue and certain non-cash items such as AFUDC equity, an asset write down based on FERC order related to the 2009 sale of the Natural Buttes facilities and other items.
Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Year Ended December 31,
	2010	2009
	(In millions)
Net cash provided by operating activities	$671.7	$638.5
Income tax expense	2.4	21.2
Interest and debt expense, net	186.6	129.0
Affiliated interest income, net	(2.1)	(4.4)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(247.6)	(232.5)
SLNG pre-acquisition taxes payable	12.1	(2.8)
SLNG pre-acquisition accumulated deferred taxes	58.2	—
Changes in working capital and other	13.5	(5.0)

Adjusted EBITDA	694.8	544.0

Less:
Cash interest expense, net	(184.9)	(141.3)
Maintenance capital expenditures	(94.0)	(81.0)
Pre-acquisition undistributed earnings from consolidated subsidiaries (2)	(19.7)	(30.8)
Other, net (3)	(6.2)	(54.2)

Distributable Cash Flow	$390.0	$236.7

(1)	In 2010, declared distributions include $71.5 million from CIG, $35.9 million from SLNG, $12.1 million from Elba Express, and $128.1 million from SNG. In 2009, declared distributions include $68.1 million from CIG and $164.4 million from SNG.

(2)	The 2010 amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB. The 2009 amount represents the undistributed earnings of SLNG as it was a wholly-owned subsidiary of El Paso prior to EPB’s March 2010 acquisition. For further discussion , see Note 2.

(3)	Includes deferred revenue and certain non-cash items such as AFUDC equity, an asset write down based on FERC order related to the 2009 sale of the Natural Buttes facilities and other items.
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
     Our sources of liquidity include cash generated from our operations and available borrowing capacity under our $750 million revolving credit facility. This facility is expandable to $1.25 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. As of December 31, 2010, we had approximately $519 million of liquidity, consisting of $450 million of availability under the credit facility and $69 million of cash on hand. As part of our determination of available borrowing capacity under our credit agreements, we completed an assessment of the available lenders under the credit facility. This assessment is based upon the fact that one of our lenders has failed to fund previous requests under this facility and has filed for bankruptcy. Based on this assessment as of December 31, 2010, our available borrowing capacity noted above was reduced to reflect the potential exposure to a loss of available borrowing capacity of $30.4 million assuming this lender continues to fail to fund the facility.
     We are primarily relying on cash flows from operating activities and availability under our credit facility to meet our operating needs, our anticipated cash distributions to our partners and our planned capital expenditure requirements for the foreseeable future. Our exposure to changes in our operating cash flows as the result of changes in natural gas consumption and demand is largely mitigated by a revenue base at WIC, CIG, SLNG, Elba Express and SNG that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas. In addition, we believe the current equity and debt capital markets will support potential acquisition opportunities.
     We expect current liquidity and operating cash flow to be sufficient to fund our estimated 2011 capital program. In 2012, we will be required to renew our revolving credit facility. As a result of our current liquidity, we believe we are well positioned to meet our 2011 obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements as well as address further changes in the financial and commodity markets. However, there are a number of factors that could impact our plans, including our ability to access the financial markets to fund our long-term capital needs if the financial markets are restricted. For further detail on our operations including risk factors, adverse general economic conditions and our ability to access financial markets which could impact our operations and liquidity, see Part 1, Item 1A, Risk Factors.
Overview of Cash Flow Activities. Our cash flows for the year ended December 31, 2010 are summarized as follows:

	2010	2009
	(In millions)
Cash Flow from Operations
Net income	$605.1	$497.2
Non-cash income adjustments	175.3	123.4
Change in other assets and liabilities	(108.7)	17.9

Total cash flow from operations	$671.7	$638.5

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$322.3	$112.7
Return of capital on investment in unconsolidated affiliates	15.6	2.4
Other	1.5	51.1

	339.4	166.2

Financing activities
Net proceeds from issuance of common and general partner units	1,368.4	216.4
Net proceeds from issuance of long term debt	1,287.4	264.1
Cash contributions from El Paso	18.8	308.0

	2,674.6	788.5

Total other cash inflows	$3,014.0	$954.7

Cash Outflows
Investing activities
Capital expenditures	$(412.1)	$(846.1)
Cash paid to acquire additional interests in CIG, SNG, SLNG and Elba Express	(1,024.8)	(143.2)
Other	—	(0.4)

	(1,436.9)	(989.7)

Financing activities
Payments on borrowings under credit facility	(250.0)	(64.9)
Payments to retire long-term debt, including capital lease obligations	(163.2)	(4.1)
Cash distributions to unitholders and general partner	(243.5)	(161.5)
Cash distributions to El Paso	(300.7)	(276.3)
Excess of cash paid for CIG, SNG, SLNG and Elba Express interests over contributed book value	(500.6)	(71.3)
Cash paid to acquire additional interests in SLNG and Elba Express	(758.0)	—
Other	(0.4)	—

	(2,216.4)	(578.1)

Total cash outflows	$(3,653.3)	$(1,567.8)

Net change in cash and cash equivalents	$32.4	$25.4

     For the year ended December 31, 2010, we generated cash flow from operations of $671.7 million compared with $638.5 million in the same period in 2009. Our operating cash flow in 2010 increased due to our expansion projects placed in service including Piceance Lateral Expansion, Totem Gas Storage, Elba III Phase A Expansion and Elba Express Pipeline. Also, contributing to the increase were higher reservation revenues on WIC’s mainline system and SNG’s rate case settlement. This increase was partially offset by SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances of approximately

$71.7 million with amounts recovered from its note receivable from El Paso under the cash management program. In 2010, we received approximately $1.4 billion in net proceeds from the issuance of additional common and general partner units (see Note 3) and $1.3 billion net proceeds from the issuance of senior notes (see Note 7) which were used to partially fund acquisitions. In December 2010, we also received $45.5 million net proceeds from the underwriters’ exercise of their overallotment option and issuance of related general partner units from the November 2010 equity offering.
     During 2010, we utilized our cash inflows to pay distributions, including CIG, SLNG, Elba Express and SNG distributions to El Paso of their share of available cash (see Item 8, Financial Statements and Supplementary Data, Note 14), to fund maintenance and growth projects as further noted below, to make payments to retire certain long term debt and to acquire additional interests in SLNG, Elba Express, and SNG.
     We made cash distributions to our unitholders of $243.5 million during 2010 compared with $161.5 million in 2009, reflecting a greater number of partnership units outstanding and an increase in our cash distributions per unit. As of December 31, 2010, our cash capital expenditures for the year ended December 31, 2010 and those planned for 2011 were as follows:

		Expected
	2010	2011
	(In millions)
Maintenance	$94.0	$110
Expansion	318.1	150

Total	$412.1	$260

     Total consolidated capital expenditures for 2011 are expected to be approximately $260 million, including approximately $110 million of maintenance capital and approximately $150 million of expansion capital. The partnership’s growth capital is primarily for SNG’s South System III expansion. EPB continues to evaluate additional expansion opportunities around its well-positioned assets. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through borrowings under our credit facility and capital contributions from El Paso.
Off-Balance Sheet Arrangements
     We have no off-balance sheet financing entities or structures with third parties other than our equity investments in WYCO and Bear Creek, our accounts receivable sales program and a letter of credit associated with construction costs on SNG. For a further discussion of our off-balance sheet arrangements, see Item 8, Financial Statements and Supplementary Data, Note 9, 13 and 14.
Contractual Obligations
     We are party to various contractual obligations, a portion of which are reflected in our financial statements, such as long-term debt and our capital lease. Other obligations, such as capital commitments and demand charges under transportation commitments, are not reflected on our balance sheet. The following table and discussion that follows summarizes our contractual cash obligations as of December 31, 2010 for each of the periods presented:

	Due in	Due in	Due in
	Less Than	1-3	3-5
Contractual Obligations	1 Year	Years	Years	Thereafter	Total
	(in millions)
Long-term financing obligations
Principal	$42.0	$428.0	$831.0	$2,145.3	$3,446.3
Interest	236.7	457.4	416.5	1,957.4	3,068.0
Other contractual liabilities	2.5	3.5	1.0	2.4	9.4
Operating leases	5.2	10.6	9.2	5.3	30.3
Capital commitments	27.1	—	—	—	27.1
Other contractual commitments and purchase obligations:
Transportation and storage	42.3	65.6	65.1	176.5	349.5
Other	1.1	2.5	—	—	3.6

Total	$356.9	$967.6	$1,322.8	$4,286.9	$6,934.2

     Long-Term Financing Obligations (Principal and Interest). Long-term financing obligations represent stated maturities. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rates for fixed rate debt, (ii) current market interest rates and the contractual credit spread for our variable rate debt. Included in these amounts are payments related to the financing obligations of CIG for the construction of WYCO’s High Plains Pipeline and Totem Gas Storage facility. CIG makes monthly interest payments on these obligations that are based on 50 percent of the operating results of the High Plains Pipeline and Totem Gas Storage facility. Also included in these amounts is a compressor station under a capital lease from CIG’s unconsolidated investment in WYCO. The compressor station lease expires November 2029. For a further discussion of our long-term financing and capital lease obligations see Financial Statements and Supplementary Data, Note 7.
     Other contractual liabilities. Included in this amount are environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we perform remediation activities. These liabilities are included in other current and non-current liabilities in our balance sheet.
     Operating Leases. For a further discussion of these obligations, see Financial Statements and Supplementary Data, Note 9.
     Capital Commitments. Included in this amount are capital commitments related to our expansion projects. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures. For a further discussion of these obligations, see Financial Statements and Supplementary Data, Note 9.
     Other Contractual Commitments and Purchase Obligations. Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations. Included are the following:
•	Transportation and Storage Commitments. Included in these commitments are agreements for capacity on third party pipeline systems and storage capacity from an affiliate.
•	Other Commitments. Included in these amounts are commitments for purchase obligations. We exclude asset retirement obligations and reserves for litigation and environmental remediation, other than those disclosed above, when these liabilities are not contractually fixed as to timing and amount.
Critical Accounting Estimates
     Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting estimates and to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and the disclosures of contingent assets and liabilities. We consider our critical accounting estimates to be those that require difficult, complex, or subjective judgment necessary in accounting for inherently uncertain matters and those that could significantly influence our financial results based on changes in those judgments. Changes in facts and circumstances may result in revised estimates and actual results may differ materially from those estimates. We have discussed the development and selection of the following critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
     Cost-Based Regulation. We account for our regulated operations in accordance with current Financial Accounting Standards Board (FASB) accounting standards for rate-regulated operations. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by a nonregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery or if regulatory liabilities are probable of being refunded to our customers by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We evaluate the applicability of accounting standards related to regulated operations, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.

     Accounting for Environmental and Legal Reserves. We accrue environmental and legal reserves when our assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Estimates of our liabilities are based on an evaluation of potential outcomes, currently available facts, and in the case of environmental reserves, existing technology and presently enacted laws and regulations taking into consideration the likely effects of societal and economic factors, estimates of associated onsite, offsite and groundwater technical studies and legal costs. Actual results may differ from our estimates, and our estimates can be, and often are, revised in the future, either negatively or positively, depending upon actual outcomes or changes in expectations based on the facts surrounding each matter.
     Accounting for Other Postretirement Benefits. We reflect an asset or liability for SNG’s and CIG’s postretirement benefit plans based on the over funded or under funded status. As of December 31, 2010, the postretirement benefit plans were over funded by $7.0 million. The postretirement benefit obligation and net benefit cost are primarily based on actuarial calculations. Various assumptions are used in performing these calculations, including those related to the return that the plans’ assets are expected to return, the estimated cost of health care when benefits are provided under the plans and other factors. A significant assumption utilized is the discount rate used in calculating the benefit obligation. The discount rate is selected by matching the timing and amount of expected future benefit payments for the postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.
     Actual results may differ from the assumptions included in these calculations, and as a result, estimates associated with the postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on the related benefit obligation, along with changes to the plans and other items, are deferred and recorded as either a regulatory asset or liability. A one-percentage point change in the primary assumptions would not have had a significant effect on net postretirement benefit cost. The following table shows the impact of a one percent change to the funded status for the year ended December 31, 2010 (in millions):

Change in Funded
Status
One percent increase in:
Discount rates	$5.2
Health care cost trends	(4.7)
One percent decrease in:
Discount rates	$(5.6)
Health care cost trends	4.1
     Asset and Investment Impairments. The accounting rules on asset and investment impairments require us to continually monitor our businesses, the business environment and the performance of our investments to determine if an event has occurred that indicates that a long-lived asset or investment may be impaired. Such events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. The assessment of project level cash flows requires significant judgment to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, legal and regulatory issues and other factors that are often outside of our control. Due to the imprecise nature of these projections and assumptions, actual results can, and often do, differ from our estimates. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

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

	December 31, 2010								December 31, 2009
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair	Carrying	Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value	Amounts	Value
	(In millions)
Long-term debt and other financing obligations, including current portion — fixed rate	$42.0	$20.0	$93.0	$76.0	$754.6	$2,141.7	$3,127.3	$3,329.8	$1,842.4	$1,968.5
Average interest rate	8.6%	9.8%	8.4%	9.9%	5.5%	7.6%
Long-term debt and other financing obligations, including current portion — variable rate	$—	$315.0	$—	$—	$—	$—	$315.0	$308.0	$703.0	$667.1
Average interest rate		1.7%

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
     Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited the accompanying consolidated balance sheets of El Paso Pipeline Partners, L.P. (the Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2010. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Pipeline Partners, L.P. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been retrospectively adjusted for a change in reporting entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), El Paso Pipeline Partners, L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors of El Paso Pipeline GP Company, L.L.C.
as General Partner of El Paso Pipeline Partners, L.P.,
and the Partners of El Paso Pipeline Partners, L.P.:
We have audited El Paso Pipeline Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). El Paso Pipeline Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, El Paso Pipeline Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of El Paso Pipeline Partners, L.P. as of December 31, 2010 and 2009, and the related consolidated statements of income, partners’ capital and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of El Paso Pipeline Partners, L.P. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2011

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)

	Year Ended December 31,
	2010	2009(1)	2008(1)
Operating revenues	$1,344.1	$1,119.3	$1,064.4
Operating expenses
Operation and maintenance	385.2	352.7	361.5
Depreciation and amortization	152.7	129.2	118.5
Taxes, other than income taxes	59.1	54.6	52.1

	597.0	536.5	532.1

Operating income	747.1	582.8	532.3
Earnings from unconsolidated affiliates	15.7	12.4	15.9
Other income, net	29.2	47.8	33.8
Interest and debt expense, net	(186.6)	(129.0)	(129.3)
Affiliated interest income, net	2.1	4.4	40.1

Income before income taxes	607.5	518.4	492.8
Income tax expense	2.4	21.2	18.3

Net income	605.1	497.2	474.5
Net income attributable to noncontrolling interests	(226.6)	(179.6)	(173.7)

Net income attributable to El Paso Pipeline Partners, L.P.	$378.5	$317.6	$300.8

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$1.90	$1.64	$1.26
Subordinated units	$1.78	$1.56	$1.12

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In millions, except units)

	December 31,
	2010	2009(1)
ASSETS
Current assets
Cash and cash equivalents	$68.8	$36.4
Accounts receivable
Customer, net of allowance of $0.3 for 2010	50.0	26.9
Affiliates	5.7	253.3
Other	42.1	2.6
Materials and supplies	31.1	27.9
Regulatory assets	20.7	8.3
Other	3.0	9.7

Total current assets	221.4	365.1

Property, plant and equipment, at cost	7,974.9	7,607.4
Less accumulated depreciation and amortization	2,283.4	2,199.1

Total property, plant and equipment, net	5,691.5	5,408.3

Other assets
Investment in unconsolidated affiliates	71.7	93.5
Note receivable from affiliates	—	115.7
Regulatory assets	128.8	122.6
Other	63.8	59.0

	264.3	390.8

Total assets	$6,177.2	$6,164.2

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$35.6	$28.0
Affiliates	38.9	99.4
Other	53.5	52.5
Short-term financing obligations, including current maturities	42.0	9.2
Taxes payable	33.4	39.8
Accrued interest	43.1	29.5
Regulatory liabilities	10.4	14.7
Contractual deposits	17.1	11.2
Other	6.6	26.8

Total current liabilities	280.6	311.1

Other liabilities
Long-term debt and other financing obligations, less current maturities	3,400.3	2,536.2
Deferred tax liability	—	57.5
Regulatory liabilities	44.3	38.8
Other liabilities	42.0	39.0

	3,486.6	2,671.5

Commitments and contingencies (Note 9)
Partners’ capital
El Paso Pipeline Partners L.P. partners’ capital
Common units (149,440,452 and 97,622,247 units issued and outstanding at December 31, 2010 and 2009)	2,686.3	1,304.6
Subordinated units (27,727,411 units issued and outstanding at December 31, 2010 and 2009)	306.9	297.4
General partner units (3,615,578 and 2,558,028 units issued and outstanding at December 31, 2010 and 2009)	(1,564.4)	194.0

Total El Paso Pipeline Partners L.P. partners’ capital	1,428.8	1,796.0
Noncontrolling interests	981.2	1,385.6

Total partners’ capital	2,410.0	3,181.6

Total liabilities and partners’ capital	$6,177.2	$6,164.2

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2010	2009(1)	2008(1)
Cash flows from operating activities
Net income	$605.1	$497.2	$474.5
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	152.7	129.2	118.5
Earnings from unconsolidated affiliates, adjusted for cash distributions	6.7	2.0	1.2
Deferred income taxes	1.2	7.4	7.5
Non-cash asset write down/ (gain) on sale of assets	20.8	(7.8)	—
Other non-cash income items	(6.1)	(7.4)	(19.7)
Asset and liability changes
Accounts receivable	19.8	4.2	1.2
Changes in deferred purchase price from accounts receivable sales	(41.1)	—	—
Accounts payable	(11.2)	25.2	10.2
Income taxes payable	(12.1)	2.8	0.4
Regulatory assets	(18.4)	(4.4)	(11.5)
Regulatory liabilities	(15.2)	(16.0)	(10.7)
Accumulated deferred Taxes	(58.2)	—	—
Non-current liabilities	(5.4)	(13.5)	8.0
Other, net	33.1	19.6	(36.0)

Net cash provided by operating activities	671.7	638.5	543.6

Cash flows from investing activities
Capital expenditures	(412.1)	(846.1)	(524.0)
Cash paid to acquire interests in CIG, SNG, SLNG and Elba Express	(1,024.8)	(143.2)	(254.3)
Proceeds from sale of assets	1.1	51.1	—
Return of capital on investment in unconsolidated affiliates	15.6	2.4	2.7
Net change in notes receivable from affiliates	322.3	112.7	451.9
Other	0.4	(0.4)	1.4

Net cash used in investing activities	(1,097.5)	(823.5)	(322.3)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	1,368.4	216.4	15.0
Net proceeds from (payments on) borrowings under credit facility	(250.0)	(64.9)	129.9
Net proceeds from issuance of long-term debt	1,287.4	264.1	174.0
Payments to retire long-term debt, including capital lease obligations	(163.2)	(4.1)	(340.1)
Cash distributions to unitholders and general partner	(243.5)	(161.5)	(96.1)
Cash distributions to El Paso	(300.7)	(276.3)	(262.7)
Cash contributions from El Paso	18.8	308.0	165.0
Excess of cash paid for CIG, SNG, SLNG and Elba Express interests over contributed book value	(500.6)	(71.3)	—
Cash paid to acquire additional interests in SLNG and Elba Express	(758.0)	—	—
Other	(0.4)	—	—

Net cash provided by (used in) financing activities	458.2	210.4	(215.0)

Net change in cash and cash equivalents	32.4	25.4	6.3
Cash and cash equivalents
Beginning of period	36.4	11.0	4.7

End of period	$68.8	$36.4	$11.0

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME
(In millions)

				Accumulated
				Other			Total
	Limited Partners		General	Comprehensive		Noncontrolling	Partners’
	Common	Subordinated	Partner	Income	Total	Interests	Capital
Balance at December 31, 2007 (1)	$831.8	$284.1	$719.0	$—	$1,834.9	$1,217.1	$3,052.0

Net income	78.9	33.3	188.6	—	300.8	173.7	474.5
Issuance of common units, net of issuance costs	15.0	—		—	15.0	—	15.0
Cash distributions to unitholders and general partner	(66.1)	(28.0)	(2.0)	—	(96.1)	—	(96.1)
Cash distributions to El Paso	—	—	(137.3)	—	(137.3)	(125.4)	(262.7)
Non-cash distribution to El Paso	—	—	(144.1)	—	(144.1)	(125.9)	(270.0)
Cash contributions from El Paso			84.2	—	84.2	80.8	165.0
Excess of contributed book value of CIG and SNG over cash paid	205.2	—	4.5	—	209.7	—	209.7
Elimination of CIG additional acquired interest from historical capital	—	—	(237.9)	—	(237.9)	—	(237.9)
Elimination of SNG additional acquired interest from historical capital	—	—	(235.9)	—	(235.9)	—	(235.9)
Other	—	—	0.1	—	0.1	0.1	0.2

Balance at December 31, 2008 (1)	1,064.8	289.4	239.2	—	1,593.4	1,220.4	2,813.8

Net income	149.1	44.8	123.7		317.6	179.6	497.2
Unrealized mark to market net loss on hedges	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Reclassification of cash flow hedges into earnings	—	—	—	0.1	0.1	0.1	0.2
Issuance of common and general partner units, net of issuance costs	211.9	—	4.5	—	216.4	—	216.4
Cash distributions to unitholders and general partner	(121.2)	(36.7)	(3.6)	—	(161.5)	—	(161.5)
Cash distributions to El Paso	—	—	(111.7)	—	(111.7)	(164.6)	(276.3)
Non-cash distributions to El Paso	—	—	(0.8)	—	(0.8)	(0.7)	(1.5)
Cash contributions from El Paso	—	—	157.1	—	157.1	150.9	308.0
Cash paid to general partner to acquire additional interest in CIG	—	—	(214.5)	—	(214.5)	—	(214.5)
Other	—	(0.1)	0.1	—	—	—	—

Balance at December 31, 2009 (1)	1,304.6	297.4	194.0	—	1,796.0	1,385.6	3,181.6

Net income	229.4	52.4	96.7		378.5	226.6	605.1
Issuance of common and general partner units, net of issuance costs	1,340.0	—	28.4	—	1,368.4	—	1,368.4
Cash distributions to unitholders and general partner	(187.7)	(43.0)	(12.8)	—	(243.5)	—	(243.5)
Cash distributions to El Paso	—	—	(68.9)	—	(68.9)	(231.8)	(300.7)
Non-cash contributions from El Paso	—	—	32.5	—	32.5	31.3	63.8
Cash contributions from El Paso	—	—	6.7	—	6.7	12.1	18.8
Cash paid to general partner to acquire interests in SLNG and Elba Express	—	—	(658.0)	—	(658.0)	—	(658.0)
Cash paid to general partner to acquire additional interests in SNG	—	—	(492.4)	—	(492.4)	—	(492.4)
Cash paid to general partner to acquire additional interests in SLNG, Elba Express and SNG	—	—	(1,133.0)	—	(1,133.0)	—	(1,133.0)
Acquisition of remaining 49% interests in SLNG and Elba Express	—	—	442.5	—	442.5	(442.5)	—
Other	—	0.1	(0.1)	—	—	(0.1)	(0.1)

Balance at December 31, 2010	$2,686.3	$306.9	$(1,564.4)	$—	$1,428.8	$981.2	$2,410.0

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Organization
     We are a Delaware master limited partnership formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We conduct our operations primarily in the U.S. through our 100 percent ownership of Wyoming Interstate Company, L.L.C. (WIC), an interstate natural gas system, Southern LNG Inc. (SLNG), an LNG terminal, and Elba Express Company, L.L.C. (Elba Express) a natural gas pipeline. We have a 58 percent general partner interest in Colorado Interstate Gas Company (CIG) and a 60 percent general partner interest in Southern Natural Gas Company (SNG) which consist of interstate natural gas pipeline systems and related storage facilities. We are controlled by our general partner El Paso Pipeline GP Company, LLC which is a wholly-owned subsidiary of El Paso Corporation (El Paso).
Basis of Presentation and Principles of Consolidation
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control the policies, decisions or activities of an entity.
Use of Estimates
     The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts reported as assets, liabilities, revenues, expenses and disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulated Operations
     Our interstate natural gas pipelines, storage operations and liquefied natural gas (LNG) receiving terminal are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) and follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement benefit plan costs, loss on reacquired debt, taxes related to an equity return component on regulated capital projects and certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

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
     Included in our property balances are base gas and working gas at our storage facilities. We periodically evaluate natural gas volumes at our storage facilities for gas losses. When events or circumstances indicate a loss has occurred, we recognize a loss in our income statement or defer the loss as a regulatory asset on our balance sheet if deemed probable of recovery through future rates charged to customers.
     We capitalize a carrying cost (an allowance for funds used during construction or AFUDC) on debt and equity funds related to the construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt and a return on the investment financed by equity. The debt portion is calculated based on the average cost of debt. Interest costs capitalized are included as a reduction to interest and debt expense on our income statement. The equity portion is calculated based on the most recent FERC approved rate of return. Equity amounts capitalized are included in other income on our income statements.

Asset and Investment Divestitures/Impairments
     We evaluate our assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows.
Revenue Recognition
     Our revenues are primarily generated from natural gas transportation, storage and processing services as well as from LNG storage services and terminal operations and include estimates of amounts earned but unbilled. We estimate these unbilled revenues based on contract data, regulatory information, and preliminary throughput and allocation measurements, among other items. Revenues for all services are based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. For our transportation services and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based services, we record revenues when physical deliveries of natural gas are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. For contracts with step-up or step-down rate provisions that are not related to changes in levels of service, we recognize reservation revenues ratably over the contract life. Gas not used in operations is based on the volumes we are allowed to retain relative to the amounts of gas we use for operating purposes. We recognize revenue from gas not used in operations from our shippers when the FERC allows us to retain the volumes at the market prices required under our tariffs. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
Environmental Costs and Other Contingencies
     Environmental Costs. We record environmental liabilities at their undiscounted amounts on our balance sheet as other current or long-term liabilities when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations, taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period charge in operation and maintenance expense when clean-up efforts do not benefit future periods.
     We evaluate any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage separately from our liability. Recovery is evaluated based on the creditworthiness or solvency of the third party, among other factors. When recovery is assured, we record and report an asset separately from the associated liability on our balance sheet.
     Other Contingencies. We recognize liabilities for other contingencies when we have an exposure that indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount. Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

Income Taxes
     Effective February 2010, SLNG converted into a limited liability company and is no longer subject to income taxes. As a result of the conversion, SLNG settled its current and deferred tax balances with recoveries of notes receivable from El Paso under the cash management program pursuant to the tax sharing agreement with El Paso (see Note 15). Prior to the conversion date, SLNG recorded current income taxes based on taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax basis of assets and liabilities and carryovers at each year end.
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
Accounting for Asset Retirement Obligations
     We record a liability for legal obligations associated with the replacement, removal and retirement of our long-lived assets in the period the obligation is incurred. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization in our income statement. If we have the ability to recover certain of these costs from our customers, we record an asset (rather than expense) associated with the initial recognition and subsequent accretion of the liabilities described above.
     We have legal obligations associated with the retirement of our natural gas pipeline, related transmission facilities, storage wells and LNG facilities. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities primarily involve purging and sealing the pipelines if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.
     We are required to operate and maintain our natural gas pipeline and storage systems and LNG facilities, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our natural gas pipeline system assets and LNG facility assets because these assets have indeterminate lives. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.
Partners’ Capital
     We allocate our net income to the capital accounts of our general partner, common unitholders and subordinated unitholders based on the terms of the partnership agreement. The agreement requires these allocations to be made based on the relative percentage of their ownership interests, adjusted for any replenishment of previously allocated aggregate net losses and/or special allocations, each as defined in our partnership agreement. As a result of the retrospective consolidation of CIG, SLNG, Elba Express, and SNG, earnings prior to the acquisitions of the incremental interests in CIG, SLNG, Elba Express and SNG (pre-acquisition earnings) have been allocated to our general partner.
     Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of our unitholders. Accordingly, all of our issued units are authorized and outstanding, and there are an unlimited number of units that are authorized beyond those currently issued.

     Postretirement Benefits
     CIG and SNG, our consolidated subsidiaries, maintain postretirement benefit plans covering certain of their former employees. These plans require them to make contributions to fund the benefits to be paid out under the plans. These contributions are invested until the benefits are paid out to plan participants. The net benefit cost of these plans is recorded in our income statement and is a function of many factors including benefits earned during the year by plan participants (which is a function of factors such as the level of benefits provided under the plans, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to CIG and SNG’s postretirement benefit plans, see Note 10.
     In accounting for CIG’s and SNG’s postretirement benefit plans, we record an asset or liability based on the over funded or under funded status. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability.
2. Contribution of Assets, Acquisitions and Divestitures
     Initial Contribution of Assets. In conjunction with our initial public offering of common units in November 2007, El Paso contributed to us, at their historical cost, 10 percent general partner interests in CIG and SNG.
     2008 Acquisitions from El Paso. In September 2008, we acquired an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG from El Paso for $736.4 million. The consideration paid to El Paso consisted of the issuance of 26,888,611 common units, 566,563 general partner units, a $10.0 million note payable and $254.3 million of cash. We financed the $254.3 million cash payment through the issuance of $175.0 million of private placement debt, $65.6 million from our revolving credit facility and the issuance of 873,000 common units to private investors for $15.0 million. We recorded these additional interests in CIG and SNG at their historical cost of $473.8 million and the difference between historical cost and the cash and note payable consideration paid to El Paso as an increase to partners’ capital.
     2009 Acquisition from El Paso. In July 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214.5 million in cash. We recorded the additional interest in CIG at its historical cost of $143.2 million and the excess cash paid to El Paso of $71.3 million over contributed book value as a decrease to partners’ capital. Subsequent to the acquisition, we have the ability to control CIG’s operating and financial decisions and policies and have consolidated CIG in our financial statements. We have retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. Because our financial statements have been retrospectively adjusted to reflect the consolidation of CIG, we have eliminated the historical capital balance related to the 30 percent interest we acquired in CIG in September 2008. Accordingly, we have reflected a $237.9 million decrease in our general partner’s capital during the year ended December 31, 2008 related to this elimination. We have reflected El Paso’s 42 percent interest in CIG as a noncontrolling interest in our financial statements in all periods presented. As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interests in CIG, pre-acquisition earnings, have been allocated to our general partner.
     2010 Acquisitions from El Paso. In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810.0 million. The consideration paid to El Paso consisted of $658.0 million in cash and the issuance of 5,346,251 common units and 109,107 general partner units. We financed the $658.0 million cash payment through (i) net proceeds of $419.9 million from the issuance of public debt in March 2010, (ii) $236.1 million of cash on hand from the proceeds of our January 2010 public offering of 9,862,500 common units and related issuance of 201,404 general partner units to El Paso (see Note 3), and (iii) $2.0 million borrowed under our revolving credit facility. We recorded the additional interests in SLNG and Elba Express at their historical cost of $468.1 million and the excess cash paid to El Paso of $189.9 million over contributed book value as a decrease to partners’ capital. Subsequent to the acquisition, we have the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and have consolidated SLNG and Elba Express in our financial statements. We have retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. We reflected El Paso’s 49 percent interest in each of SLNG and Elba Express as noncontrolling interests in our financial statements until the acquisition of the remaining 49 percent interest in each of SLNG and Elba Express in November 2010. As a result of the retrospective consolidation, SLNG and Elba Express earnings prior to the March 2010 acquisition date have been allocated solely to our general partner. The retrospective consolidation of SLNG and Elba Express increased net income attributable to El Paso Pipeline Partners, L.P. (EPB) by $31.9 million and $18.1 million for the years ended December 31, 2009 and 2008.

     In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso for $492.4 million in cash. We financed the cash payment through (i) net proceeds of $325.0 million from our June 2010 public offering of 11,500,000 common units and the related issuance of 234,694 general partner units to El Paso (see Note 3), (ii) $110.4 million from the issuance of public debt (see Note 7), (iii) $20.7 million from El Paso’s repayment of our demand notes receivable and (iv) $36.3 million borrowed under our revolving credit facility. We recorded the additional interest in SNG at its historical cost of $318.7 million and the excess cash paid to El Paso of $173.7 million over contributed book value as a decrease to partners’ capital.
     In November 2010, we acquired the remaining 49 percent member interest in each of SLNG and Elba Express and an additional 15 percent general partner interest in SNG from El Paso for an aggregate consideration of $1,133 million in cash. We financed the cash payment through (i) net proceeds of $415.4 million from the September 2010 public offering of 13,225,000 common units and related issuance of 269,898 general partner units to El Paso, (see Note 3) (ii) net proceeds of $346.4 million from the November 2010 public offering of 10,500,000 common units and related issuance of 214,286 general partner units to El Paso, (iii) and $371.2 million from the proceeds of the November 2010 debt offering (see Note 7). Of the $1,133 million aggregate consideration, $758.0 million was related to the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express. Such transaction was for the acquisition of additional noncontrolling interests in an already consolidated entity, thus was accounted for on a prospective basis. Accordingly, we have decreased our historical noncontrolling interest by $442.5 million associated with SLNG and Elba Express and reflected the amount as an increase to the general partner’s capital account.
     We recorded the additional interest in SNG at its historical cost of $238.0 million and the excess cash paid to El Paso of $137.0 million over contributed book value as a decrease to partners’ capital. Subsequent to the SNG acquisition, we have the ability to control SNG’s operating and financial decisions and policies and have consolidated SNG in our financial statements. We have retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. Accordingly, we have reflected a $235.9 million decrease in our general partner’s capital during the year ended December 31, 2008 to eliminate the 15 percent interest we acquired in SNG in September 2008. We have reflected El Paso’s 40 percent interest in SNG as a noncontrolling interest in our financial statements in all periods presented. As a result of the retrospective consolidation of SNG, pre-acquisition earnings of the incremental interests in SNG, in historical periods have been allocated to our general partner. The retrospective consolidation of SNG increased net income attributable to EPB by $72.2 million and $111.1 million for the years ended December 31, 2009 and 2008.
     Divestitures. In November 2009, we sold CIG’s Natural Buttes compressor station and gas processing plant to a third party for $9.0 million and recorded a gain of approximately $7.8 million related to the sale, which was included in our income statement as a reduction of operation and maintenance expense. Pursuant to the 2009 FERC order approving the sale of the compressor station and gas processing plant, we filed for FERC approval of the proposed accounting entries associated with the sale which utilized a technical obsolescence valuation methodology for determining the portion of the composite accumulated depreciation attributable to the plant which resulted in us recording a gain on the sale in the fourth quarter of 2009. In September 2010, the FERC issued an order that utilized a different depreciation allocation methodology to estimate the net book value of the facilities. Based on the order, we recorded a non-cash adjustment as an increase of operation and maintenance expense of approximately $20.8 million to write down net property, plant and equipment associated with the sale of CIG’s Natural Buttes facilities since it is no longer probable of recovery. We have filed a request for rehearing and clarification of the order.
3. Partners’ Capital
     On September 30, 2008, we issued 26,888,611 common units and 566,563 general partner units to El Paso, and issued 873,000 common units to private investors in conjunction with our acquisition of an additional 30 percent general partner interest in CIG and an additional 15 percent general partner interest in SNG (see Note 2).
     In June and July 2009, we publicly issued 12,650,000 common units and issued 258,502 general partner units to El Paso for net proceeds of $216.4 million. The net proceeds from this offering were used to acquire an additional 18 percent general partner interest in CIG (see Note 2).

     In January 2010, we publicly issued 9,862,500 common units and issued 201,404 general partner units to El Paso for net proceeds of $236.1 million. Cash on hand from the net proceeds from this offering were subsequently used as partial consideration to acquire a 51 percent member interest in each of SLNG and Elba Express (see Note 2). Additionally, in March 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of member interests in SLNG and Elba Express. In June 2010, we publicly issued 11,500,000 common units and issued 234,694 general partner units to El Paso for net proceeds of $325.0 million. The net proceeds from this offering were used to acquire an additional 20 percent general partner interest in SNG (see Note 2).
     In September 2010, we publicly issued 13,225,000 common units and 269,898 general partner units to El Paso for net proceeds of $415.4 million. The net proceeds from the public offering were used by the Partnership as partial consideration to fund the acquisition of additional interests in SLNG, Elba Express and SNG in November 2010 (see Note 2).
     In November 2010, we publicly issued 10,500,000 common units and 214,286 general partner units to El Paso for net proceeds of $346.4 million. The net proceeds from the public offering were used by the Partnership as partial consideration to fund the acquisition of the additional interests in SLNG, Elba Express and the SNG (see Note 2).
     In December 2010, the underwriters elected to exercise their overallotment option from the November 2010 common unit offering, thus we issued an additional 1,379,900 common units and 28,161 general partner units for net proceeds of $45.5 million. The partnership intends to use the net proceeds from the offering for general partnership purposes, including potential future acquisitions and growth capital expenditures.
     El Paso owns a 48.9 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs). The table below provides a reconciliation of our limited and general partner units.

	Unit Reconciliation
				Total
	Limited Partner Units		General	Partners’
	Common	Subordinated(2)	Partner	Capital
Balance at December 31, 2007	57,187,786	27,727,411	1,732,963	86,648,160
Unit-based compensation to non-employee directors	21,101	—	—	21,101
Acquisition of additional interests in CIG and SNG	26,888,611	—	566,563	27,455,174
Issuance of units to public	873,000	—	—	873,000

Balance at December 31, 2008	84,970,498	27,727,411	2,299,526	114,997,435
Unit-based compensation to non-employee directors(1)	1,749	—	—	1,749
Issuance of units to public	12,650,000	—	258,502	12,908,502

Balance at December 31, 2009	97,622,247	27,727,411	2,558,028	127,907,686
Unit-based compensation to non-employee directors	4,554	—	—	4,554
Acquisition of interests in SLNG and Elba Express	5,346,251	—	109,107	5,455,358
Issuance of units to public	46,467,400	—	948,443	47,415,843

Balance at December 31, 2010	149,440,452	27,727,411	3,615,578	180,783,441

(1)	Amount is net of 4,575 forfeited unvested restricted common units.

(2)	Upon payment of the quarterly cash distribution payment for the fourth quarter of 2010, the financial tests required for the conversion of all subordinated units into common units were satisfied. As a result, the 27,727,411 subordinated units held by affiliates of El Paso Corporation were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion does not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units. For further discussion, see Note 4.
4. Earnings Per Unit and Cash Distributions
     Earnings per unit. The calculation of earnings per unit is based on actual distributions made to our unitholders, including the holders of IDRs, for the related reporting period. To the extent net income attributable to EPB exceeds cash distributions; the excess is allocated to unitholders based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to EPB, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages.

Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions, and are not based on the net income allocations used in the calculation of earnings per unit.
As discussed in Note 2, we have retrospectively adjusted our historical financial statements for the consolidations of CIG, SLNG, Elba Express and SNG following the acquisitions of controlling interest in each entity. As a result of the retrospective consolidations, earnings prior to the acquisition of the incremental interests (pre-acquisition earnings) in CIG, SLNG, Elba Express, and SNG have been allocated solely to our general partner in all periods presented.
     Net income attributable to EPB per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to EPB by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of December 31, 2010 and 2009, we had 4,554 and 8,429 restricted units outstanding, a portion of which were dilutive for the years ended December 31, 2010 and 2009.
     The tables below show the (i) allocation of net income attributable to EPB and the (ii) net income attributable to EPB per limited partner unit based on the number of basic and diluted limited partner units outstanding for the years ended December 31, 2010, 2009, and 2008.
     Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	2010	2009	2008
	(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$378.5	$317.6	$300.8
Less: Pre-acquisition earnings allocated to general partner subsequent to initial public offering	(77.2)	(118.7)	(186.3)

Income subject to 2% allocation of general partner interest	301.3	198.9	114.5
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(6.0)	(4.0)	(2.3)
General partner’s incentive distribution	(13.5)	(1.0)	—

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$281.8	$193.9	$112.2

     Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2010		2009		2008
	Common	Subordinated	Common	Subordinated	Common	Subordinated
	(In millions, except for per unit amounts)
Distributions (1)	$214.8	$45.2	$132.7	$37.8	$86.0	$33.3
Undistributed earnings (losses)	17.8	4.0	18.0	5.4	(4.9)	(2.2)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$232.6	$49.2	$150.7	$43.2	$81.1	$31.1

Weighted average limited partner units outstanding — Basic and Diluted	122.1	27.7	91.8	27.7	64.2	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$1.90	$1.78	$1.64	$1.56	$1.26	$1.12

(1)	Reflects distributions declared to our common and subordinated unitholders of $1.6300 per unit, $1.3650 per unit and $1.2025 per unit for the years ended December 31, 2010, 2009 and 2008.
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

     The subordination period will end on the first business day of any quarter beginning after December 31, 2010 after (i) we have earned and paid at least $0.43125 (150 percent of the minimum quarterly distribution) on each outstanding limited partner unit and general partner unit for each quarter in any four quarter period ending on/or after December 31, 2008, or (ii) on the first business day after we have earned and paid at least $0.28750 on each outstanding limited partner unit and general partner unit for any three consecutive, non-overlapping four quarter periods ending on or after December 31, 2010, or (iii) upon the removal of our general partner other than for cause if the units held by our general partner and its affiliates are not voted in favor of such removal. Upon payment of the quarterly cash distribution payment for the fourth quarter of 2010, the financial tests required for the conversion of all subordinated units into common units were satisfied. As a result, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion does not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units.
     Incentive distribution rights. The general partner holds IDRs in accordance with the partnership agreement. These rights pay an increasing percentage interest in quarterly distributions of cash based on the level of distribution to all unitholders. Additionally, our general partner, as the holder of our IDRs, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and to reset, at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set. In February 2011, our general partner received incentive distributions of $6.1 million.
     Cash Distributions to Unitholders. Our common and subordinated unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the quarterly distributions to our unitholders and general partner (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarters Ended	Unit	Distribution	Declaration	Distribution
2008
March 31, 2008	$0.28750	$24.9	April 2008	May 2008
June 30, 2008	0.29500	25.6	July 2008	August 2008
September 30, 2008	0.30000	34.5	October 2008	November 2008
December 31, 2008	0.32000	36.8	January 2009	February 2009
2009
March 31, 2009	0.32500	37.4	April 2009	May 2009
June 30, 2009	0.33000	42.2	July 2009	August 2009
September 30, 2009	0.35000	45.1	October 2009	November 2009
December 31, 2009	0.36000	50.3	January 2010	February 2010
2010
March 31, 2010	0.38000	56.0	April 2010	May 2010
June 30, 2010	0.40000	64.7	July 2010	August 2010
September 30, 2010	0.41000	72.5	October 2010	November 2010
December 31, 2010	0.44000	85.8	January 2011	February 2011
     The distribution for the quarter ended December 31, 2010 was paid to all outstanding common, subordinated and general partner units on February 15, 2011 to unitholders of record at the close of business on February 1, 2011.

5. Regulatory Assets and Liabilities
     Our non-current regulatory assets and liabilities are included in other non-current assets and liabilities on our balance sheets. Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities as of December 31:

	2010	2009
	(In millions)
Current regulatory assets
Differences between gas retained and gas consumed in operations	$16.4	$3.3
Other	4.3	5.0

Total current regulatory assets	20.7	8.3

Non-current regulatory assets
Taxes on capitalized funds used during construction	79.2	79.6
Unamortized loss on reacquired debt	40.2	37.7
Postretirement benefits	0.6	1.4
Other	8.8	3.9

Total non-current regulatory assets	128.8	122.6

Total regulatory assets	$149.5	$130.9

Current regulatory liabilities
Differences between gas retained and gas consumed in operations	$7.6	$14.7
Other	2.8	—

Total current regulatory liabilities	10.4	14.7

Non-current regulatory liabilities
Property and plant retirements	20.8	20.9
Postretirement benefits	19.4	14.7
Other	4.1	3.2

Total non-current regulatory liabilities	44.3	38.8

Total regulatory liabilities	$54.7	$53.5

Our significant regulatory assets and liabilities include:
     Difference between gas retained and gas consumed in operations: These amounts reflect the value of volumetric difference between gas retained and consumed in our operations. These amounts are not included in the rate base, but given our tariffs, are expected to be recovered from our customers or returned to our customers in subsequent fuel filing periods.
     Taxes on capitalized funds used during construction: These regulatory asset balances were established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. Taxes on capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long lived asset to which they relate. These balances were established on our pipelines prior to their conversion to non-taxable entities.
     Unamortized loss on reacquired debt: Amount represents the deferred and unamortized portion of losses on reacquired debt which are recovered over the original life of the debt issue through the cost of service.
     Postretirement benefits: Represents unrecognized gains and losses or changes in actuarial assumptions related to our postretirement benefit plans and differences in the postretirement benefit related amounts expensed and the amounts recovered in rates. Postretirement benefit amounts that have been included in the rate base computations are recoverable in such periods as benefits are funded.
     Property and plant retirements: Amount represents the deferral of customer-funded amounts for costs of future asset retirements.

6. Property, Plant and Equipment
     Depreciable lives. We depreciate our assets using the composite (group) method. The table below presents the annual depreciation rates on our property, plant and equipment:

Rate
(Percent)
Transmission and storage facilities	0.9 – 10.0
Products extraction	2.6
General plant	1.76 - 25.0
Intangible plant	1.76 - 25.0
     Capitalized costs during construction. The allowance for debt amounts capitalized during the years ended December 31, 2010, 2009 and 2008 were $10.8 million, $24.0 million and $10.3 million. The allowance for equity amounts capitalized during each of the years ended December 31, 2010, 2009 and 2008 were $28.5 million, $43.8 million and $32.2 million.
     Construction work-in progress. At December 31, 2010 and 2009, we had approximately $238.4 million and $941.1 million of construction work in progress included in our property, plant and equipment.
     Asset retirement obligations. Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. In estimating our asset retirement obligations, we utilize several assumptions, including a projected inflation rate of 2.5 percent and credit-adjusted discount rates that currently range from 5 to 12 percent based on when the liabilities were recorded. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations.
     The net asset retirement obligation as of December 31 reported on our balance sheet in other current and non-current liabilities and the changes in the net liability for the years ended December 31 were as follows:

	2010	2009
	(In millions)
Net asset retirement obligation at January 1	$19.7	$21.1
Liabilities settled	(12.5)	(0.1)
Accretion expense	1.7	1.9
Changes in estimate	—	(3.2)

Net asset retirement obligation at December 31	$8.9	$19.7

7. Long-Term Debt and Other Financing Obligations
     Our long-term debt and other financing obligations are as follows:

	As of December 31,
	2010	2009
	(In millions)
El Paso Pipeline Partners Operating Company, L.L.C.
Revolving credit facility, variable due 2012	$270.0	$520.0
Senior Notes, 6.5%, due 2020	535.0	—
Note payable to El Paso, due 2012(1)	10.0	10.0
Senior Notes, due 2012(1)	35.0	35.0
Senior Notes, 7.76%, due 2011	37.0	37.0
Senior Notes, 7.93%, due 2012	15.0	15.0
Senior Notes, 8.00%, due 2013	88.0	88.0
Senior Notes, 4.10%, due 2015	375.0	—
Senior Notes, 7.50%, due 2040	375.0	—
Colorado Interstate Gas Company
Senior Notes, 5.95%, due 2015	35.0	35.0
Senior Notes, 6.80%, due 2015	340.0	340.0
Senior Debentures, 6.85%, due 2037	100.0	100.0
El Paso Elba Express Company, L. L. C.
Nonrecourse project financing, variable due 2015	—	138.0
Southern LNG Company L. L. C.
Senior Notes, 9.50%, due 2014	71.0	71.0
Senior Notes, 9.75%, due 2016	64.0	64.0
Southern Natural Gas Company
Notes, 5.90%, due 2017	500.0	500.0
Notes, 7.35%, due 2031	153.3	153.3
Notes, 8.0%, due 2032	257.7	257.7

Total long-term debt	3,261.0	2,364.0

Other financing obligations	185.3	182.7

Subtotal	3,446.3	2,546.7

Less: Unamortized discount	4.0	1.3
Current maturities	42.0	9.2

Total long-term debt and other financing obligations, less current maturities	$3,400.3	$2,536.2

(1)	LIBOR plus 3.6 percent for 2010 and LIBOR plus 3.5 percent for 2009
     Debt Maturities. Aggregate maturities of the principal amounts of long-term debt and other financing obligations as of December 31, 2010 for the next 5 years and in total thereafter are as follows (In millions):

2011	$42.0
2012	335.0
2013	93.0
2014	76.0
2015	755.0
Thereafter	2,145.3

Total long-term debt and other financing obligations	$3,446.3

     Credit Facility. In November 2007, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) and WIC entered into an unsecured 5-year revolving credit facility (Credit Facility) with an initial aggregate borrowing capacity of up to $750 million expandable to $1.25 billion for certain expansion projects and acquisitions. Borrowings under the Credit Facility are guaranteed by us and EPPOC. As of December 31, 2010 and 2009, we had $270.0 million and $520.0 million outstanding under our revolving credit facility. As of December 31, 2010, our remaining availability under the Credit Facility is approximately $450 million.

     The Credit Facility has two pricing grids, one based on credit ratings and the other based on leverage. In March 2010, our senior debt was rated by the rating agencies and our pricing shifted from a leverage pricing grid to a ratings grid. These borrowings have an interest rate of LIBOR plus 0.575 percent based on a ratings pricing grid. We also pay utilization fees of 0.05 percent and commitment fees of 0.125 percent. At December 31, 2010 and 2009, our all-in borrowing rates were 1.0 percent and 0.9 percent.
     The Credit Facility contains covenants and provisions that affect us, the borrowers and our other restricted subsidiaries including, without limitation, customary covenants and provisions:
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
     For the year ended December 31, 2010, we were in compliance with our debt-related covenants. The Credit Facility requires that EPB maintains a consolidated leverage ratio (consolidated indebtedness to consolidated EBITDA) as defined in the Credit Facility of less than 5.0 to 1.0 for any four consecutive quarter period; and 5.5 to 1.0 for any such four quarter period during the three full fiscal quarters subsequent to the consummation of specified permitted acquisitions having a value greater than $25 million. We also have added additional flexibility to our covenants for growth projects. In case of a capital construction or expansion project in excess of $20 million, pro forma adjustments to consolidated EBITDA, approved by the lenders, may be made based on the percentage of capital costs expended and projected cash flows for the project. Such adjustments shall be limited to 25 percent of actual EBITDA.
     The Credit Facility contains certain customary events of default that affect us, the borrowers and our other restricted subsidiaries, including, without limitation, (i) nonpayment of principal when due or nonpayment of interest or other amounts within five business days of when due; (ii) bankruptcy or insolvency with respect to us, our general partner, the borrowers or any of our other restricted subsidiaries; (iii) judgment defaults against us, our general partner, the borrowers or any of our other restricted subsidiaries in excess of $50 million; or (iv) the failure of El Paso to directly or indirectly own a majority of the voting equity of our general partner and a failure by us to directly or indirectly own 100 percent of the equity of EPPOC.
     EPB Other Debt Obligations. In September 2008, EPPOC issued $175.0 million of senior unsecured notes and a $10.0 million note payable to El Paso as partial funding for the acquisition of additional interests in CIG and SNG as discussed in Note 2. Our restrictive covenants under these debt obligations are substantially the same as the restrictive covenants under our Credit Facility, with the exception of the requirement to maintain an interest coverage ratio (consolidated EBITDA (as defined in the Note Purchase Agreement) to interest expense) of greater than or equal to 1.50 to 1.00 for any four consecutive fiscal quarters.
     In March 2010, EPPOC issued $425.0 million of 6.5 percent senior notes due 2020 that are guaranteed by its parent, EPB. EPPOC received net proceeds of $419.9 million which were used to provide partial funding for the acquisition of a 51 percent member interest in each of SLNG and Elba Express. EPPOC is a wholly owned subsidiary of EPB and the guarantee is full and unconditional. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express and SNG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than 3 percent of the total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or EPB’s ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.

     In June 2010, EPPOC issued $110.0 million of additional 6.5 percent senior notes due 2020 that are fully and unconditionally guaranteed by EPB. EPPOC received net proceeds of $110.4 million (including accrued interest) which were used to provide partial funding for the acquisition of an additional interest in SNG. For a further discussion, see Note 2.
     In November 2010, EPPOC issued $375 million of 4.10 percent senior notes due 2015 and $375 million 7.50 percent senior notes due 2040. The notes are guaranteed fully and unconditionally by the Partnership. The proceeds were used to provide partial funding for the remaining 49 percent member interest in each of SLNG and Elba Express and the additional 15 percent general partner interest in SNG and to repay in full the outstanding borrowings under Elba Express’ project financing term loan and to reduce the outstanding borrowings under our revolving credit facility.
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
     For the year ended December 31, 2010, CIG was in compliance with its debt-related covenants. Under CIG’s various financing documents they are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.
     SLNG Debt. In February 2009, SLNG issued $135.0 million in aggregate principal amount of notes in a private placement, consisting of $71.0 million of 9.50 percent senior notes due February 24, 2014 and $64.0 million of 9.75 percent senior notes due February 24, 2016. The net proceeds from this offering were used to finance the construction of additional storage and vaporization send-out capacity at SLNG’s Elba Island LNG terminal and for general corporate purposes.
     The SLNG notes bear interest at their respective interest rates and interest is payable semi-annually on the last day of February and August each year. The SLNG notes impose certain limitations on the ability of SLNG to, among other things, incur additional indebtedness, make certain restricted payments, enter into transactions with affiliates, and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. SLNG is required to comply with certain financial covenants, including a leverage ratio of no more than 5.0 to 1.0 and an interest coverage ratio of no less than 2.0 to 1.0.
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
     Elba Express Obligations. In May 2009, Elba Express entered into a secured nonrecourse project financing agreement with a group of banks. Under this agreement, Elba Express originally borrowed $156.8 million. Principal payments are due quarterly and began on June 30, 2010. The interest rate on this obligation was 3.8 percent as of December 31, 2009. In November 2010, we repaid all borrowings outstanding under the term loan.

     In August 2009, Elba Express also paid $1.4 million to enter into an interest rate cap agreement through March 2015. In November 2010, we settled the interest rate cap in conjunction with our repayment of the term loan. The loss on the retirement of the debt was deferred as a regulatory asset pursuant to the regulated operations guidance. The regulatory asset is amortized over the term of the original debt issuance. Elba Express also had a letter of credit facility of approximately $7.4 million and a revolving loan commitment of $0.8 million that it entered into in May 2009. We were released from obligations related to the letter of credit facility and revolving loan commitment in December 2010.
     SNG Debt. In March 2009, Southern Natural Issuing Corporation (SNIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which SNG and SNIC may co-issue debt securities in the future. SNIC is a wholly owned finance subsidiary of SNG and is the co-issuer of certain of SNG’s outstanding debt securities. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of our debt securities. Accordingly, it has no ability to service obligations on our debt securities.
     Under the indentures, SNG is subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens. For the year ended December 31, 2010, SNG was in compliance with debt-related covenants. The long-term debt contains cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated.
     Other Financing Obligations. In June 2009 and November 2008, the Totem Gas Storage (Totem) project and the High Plains pipeline (High Plains) were placed in service. Upon placing these projects in service, CIG transferred its title in the projects to WYCO Development LLC (WYCO), a joint venture with an affiliate of Public Service Company of Colorado (PSCo) in which CIG has a 50 percent ownership interest. Although CIG transferred the title in these projects to WYCO, we continue to reflect Totem and High Plains as property, plant and equipment in our financial statements due to CIG’s continuing involvement with the projects through WYCO.
     CIG constructed Totem and High Plains, and its joint venture partner in WYCO funded 50 percent of the construction costs of the projects, which we reflected as other non-current liabilities in our balance sheet during the construction period. Upon completion of the construction, CIG’s obligations to the affiliate of PSCo for these construction advances were converted into financing obligations to WYCO and accordingly, we reclassified the amounts from other non-current liabilities to debt and other financing obligations.
     Totem’s obligation and High Plains’ obligation have principal amounts of $75.0 million and $103.3 million, respectively, as of December 31, 2010. Totem’s obligation has monthly principal payments totaling approximately $2 million each year through 2039 and extended for the term of related firm service agreements until 2060. High Plain’s obligation has monthly principal payments totaling approximately $3 million each year through 2039 and extended for the term of related firm service agreements until 2043. We also make monthly interest payments on these obligations that are based on 50 percent of the operating results of Totem and High Plains, respectively, which are currently at a 15.5 percent rate as of December 31, 2010.
     Lease. Effective December 1, 1999, WIC leased a compressor station under a capital lease from WYCO. The compressor station lease expires in November 2029. The total original capitalized cost of the lease was $12.0 million. As of December 31, 2010, we had a net book value of approximately $7.0 million related to this capital lease. Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2010 are as follows:

Year Ending December 31,	(In millions)
2011	$1.2
2012	1.1
2013	1.1
2014	1.0
2015	0.9
Thereafter	7.0

Total minimum lease payments	12.3
Less: amount representing interest	(5.3)

Present value of net minimum lease payments	$7.0

8. Fair Value of Financial Instruments

	As of December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In millions)
Long-term financing obligations, including current maturities	$3,442.3	$3,637.8	$2,545.4	$2,635.6
Interest rate derivatives	—	—	1.2	1.2
     As of December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, short-term borrowings, and current receivables and payables represented fair value because of the short-term nature of these instruments. At December 31, 2009, we had notes receivable from El Paso of $ 322.3 million, with a variable interest rate of 1.5 percent (see Note 14). While we are exposed to changes in interest income based on changes to the variable interest rate, the fair value of these notes receivable approximates their carrying value because the notes are due on demand and the market-based nature of their interest rate. We estimate the fair values of our debt based on quoted market prices for the same or similar issues. The estimated fair values of our other financing obligations are based on observable inputs other than quoted prices in active markets.
     In August 2009, Elba Express paid $1.4 million to enter into an interest rate cap agreement, which we have designated as a cash flow. The fair value of this derivative was calculated based on data for similar instruments in similar active markets. Based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the fair value of this asset, we considered this a Level 2 measurement. Level 2 instruments’ fair values are primarily based on pricing data representative of quoted prices for similar assets and liabilities in active markets (or identical assets and liabilities in less active markets). In November 2010, we repaid all outstanding borrowings under the project financing agreement and settled the interest rate cap. The loss on the retirement of the debt was deferred as a regulatory asset pursuant to the regulatory operations guidance. The regulatory asset is amortized over the term of the original debt issuance.
9. Commitments and Contingencies
Legal Proceedings
     We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible , however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of December 31, 2010, we had approximately $2 million accrued for our outstanding legal proceedings.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At December 31, 2010, we had accrued approximately $9.6 million for environmental matters. Our accrual includes approximately $9.5 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $0.1 million for related environmental legal costs.

     Our estimates of potential liability range from approximately $9.6 million to approximately $33.7 million. Our recorded environmental liabilities include $6.7 million for environmental contingencies related to properties previously owned. Our liabilities reflect our current estimates of amount we will expend on remediation projects in various stage of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Superfund Matters. Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, or state equivalents for one active site. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. We consider the financial strength of other PRPs in estimating our liabilities.
     For 2011, we estimate that our total remediation expenditures will be approximately $2.4 million, which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $9.0 million in the aggregate for the years 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency (EPA) rule on emission of hazardous air pollutants from reciprocating internal combustion engines which are subject to the regulations with which we have to be in compliance by October 2013.
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
Regulatory Matters
     SNG Rate Case. In January 2010, the FERC approved SNG’s rate case settlement in which we (i) increased our base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file our next general rate case to be effective after August 31, 2012, but no later than September 1, 2013, and (iv) extended the vast majority of our firm transportation contracts until August 31, 2013.
     CIG Rate Case. Under the terms of the 2006 rate case settlement, CIG must file a new general rate case to be effective no later than October 1, 2011. In February 2011, FERC approved an amendment of the 2006 settlement, which is unopposed by all of CIG’s shippers to provide for a modification allowing the effective date of the required new rate case to be moved to December 1, 2011. The purpose of the delay in filing date is to allow CIG and its shippers the opportunity to reach a settlement of the rate proceeding before it is formally filed at the FERC. At this time, the outcome of the pre-filing settlement negotiations and the outcome of the upcoming general rate case, in the event pre-filing settlement cannot be reached, cannot be known with certainty.
Other Commitments
     Capital Commitments. At December 31, 2010, we had capital commitments of approximately $27 million primarily related to the South System III project and the Southeast Supply Header Phase II, all of which will be spent in 2011. During 2009, we entered into an approximately $57 million letter of credit associated with our estimated construction costs related to our Southeast Supply Header Expansion project. As invoices are paid under the contract, we are able to reduce the value of the letter of credit. At December 31, 2010, the letter of credit has been reduced to approximately $31 million. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

     Purchase Obligations. We have entered into unconditional purchase obligations primarily for electric services, totaling approximately $4 million at December 31, 2010. Our annual obligations under these purchase obligations are $1.1 million in 2011, $1.2 million in 2012, $1.3 million in 2013.
     Other Commitments. We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to the results of our operations.
     Transportation and Storage Commitments. We have entered into transportation commitments and storage capacity contracts totaling $349.5 million at December 31, 2010, of which $100.3 million and $9.9 million are related to storage capacity contracts with our affiliates, Young Gas Storage Company, Ltd. and Bear Creek Storage Company, LLC (Bear Creek), respectively. Our annual commitments under these agreements are $42.3 million in 2011, $33.8 million in 2012, $31.8 million in 2013, $31.9 million in 2014, $33.2 million in 2015 and $176.5 million in total thereafter.
     Operating Leases. We lease property, facilities and equipment under various operating leases. Our minimum future annual rental commitments under our operating leases at December 31, 2010, are as follows:

Year Ending December 31,	(In millions)
2011	$5.2
2012	5.3
2013	5.3
2014	5.5
2015	3.7
Thereafter	5.3

Total minimum lease payments	$30.3

     Rental expense on our operating leases for each of the three years ended December 31, 2010, 2009 and 2008 was $5.8 million, $6.3 million and $6.0 million, respectively. These amounts include our share of rent allocated to us from El Paso.
10. Retirement Benefits
     Pension and Retirement Savings Plans. El Paso maintains a pension plan and a retirement savings plan covering substantially all of its U.S. employees, including CIG’s and SNG’s former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on El Paso’s operating performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
     Postretirement Benefit Plans. CIG and SNG provide postretirement medical benefits for a closed group of retirees. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Postretirement benefit plan costs are prefunded to the extent these costs are recoverable through rates. To the extent actual costs differ from the amounts recovered in rates, a regulatory asset or liability is recorded. In 2011, $1.2 million is expected to be contributed to the postretirement benefit plans.
     Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for the postretirement benefit plans, we record an asset or liability based on the over funded or under funded status. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded either as a regulatory asset or liability as allowed by the FERC. These amounts would otherwise be recorded in accumulated other comprehensive income for non-regulated entities. The accumulated postretirement benefit obligation for SNG’s plan, whose accumulated postretirement benefit obligation exceeded the fair value of plan assets was $57.7 million and $59.1 million as of December 31, 2010 and 2009. The fair value of this plan’s assets was $54.7 million and $51.9 million at December 31, 2010 and 2009.

     The table below provides information about the postretirement benefit plans.

	December 31
	2010	2009
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$64.4	$68.8
Interest cost	3.3	4.0
Participant contributions	1.0	1.2
Actuarial gain	(1.6)	(3.0)
Benefits paid(1)	(4.6)	(6.6)

Accumulated postretirement benefit obligation — end of period	$62.5	$64.4

Change in plan assets:
Fair value of plan assets — beginning of period	$65.9	$58.3
Actual return on plan assets	6.7	9.9
Employer contributions	1.2	3.8
Participant contributions	1.0	1.2
Benefits paid	(5.3)	(7.3)

Fair value of plan assets — end of period	$69.5	$65.9

Reconciliation of funded status:
Fair value of plan assets	$69.5	$65.9
Less: accumulated postretirement benefit obligation	62.5	64.4

Net asset at December 31	$7.0	$1.5

(1)	Amounts shown net of a subsidy of approximately $0.7 million for each of the years ended December 31, 2010 and 2009 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Plan Assets. The primary investment objective of the plans is to ensure that, over the long-term life of the plans an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions. Although actual allocations vary from time to time from the targeted allocations, the target allocations of the plans’ assets are 65 percent equity and 35 percent fixed income securities. The plans’ assets may be invested in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.
     We use various methods to determine the fair values of the assets in the other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate the plans’ assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of this market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2010, assets were comprised of an exchange-traded mutual fund with a fair value of $3.7 million and common collective trust funds with a fair value of $65.8 million. As of December 31, 2009, assets were comprised of an exchange-traded mutual fund with a fair value of $3.5 million and common collective trust funds with a fair value of $62.4 million. The exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. The common collective trust funds are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. Certain restrictions on withdrawal exist for these common collective trust funds where the issuer reserves the right to temporarily delay withdrawal in certain situations such as market conditions or at the issuer’s discretion. The plans do not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2010 and 2009.

     Expected Payment of Future Benefits. As of December 31, 2010, we expect the following benefit payments under the plans (in millions):

Year Ending	Expected
December 31,	Payments(1)
2011	$5.4
2012	5.2
2013	5.1
2014	4.9
2015	4.8
2016 - 2020	22.5

(1)	Includes a reduction of approximately $0.8 million in 2011, approximately $0.9 million in each of the years 2012 — 2015, and approximately $4.5 million in aggregate for 2016 — 2020 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.
     Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining the postretirement plans’ obligations and net benefit costs for 2010, 2009 and 2008:

	2010	2009	2008
		(Percent)
Assumptions related to benefit obligations at December 31:
Discount rate	4.90	5.48	5.98
Assumptions related to benefit costs for the year ended December 31:
Discount rate	5.48	5.98	6.05
Expected return on plan assets(1)	7.75	8.00	8.00

(1)	The expected return on plan assets is a pre-tax rate of return based on our targeted portfolio of investments. The postretirement benefit plans’ investment earnings are subject to unrelated business income taxes at a rate of 35 percent. The expected return on plan assets is calculated using the after-tax rate of return.
     Actuarial estimates for the plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 7.4 percent, gradually decreasing to 5.0 percent by the year 2016. A one-percentage point change would not have a significant effect on interest costs in 2010 and 2009. A one-percentage point change in assumed health care trends would have the following affect as of December 31, 2010 and 2009:

	2010	2009
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$4.7	$4.7
One percentage point decrease:
Accumulated postretirement benefit obligation	$(4.1)	$(4.2)
     Components of Net Benefit Cost (Income). For each of the years ended December 31, the components of net benefit cost (income) are as follows:

	2010	2009	2008
	(In millions)
Interest cost	$3.3	$4.0	$4.0
Expected return on plan assets	(3.3)	(3.0)	(4.2)
Amortization of net actuarial gain	—	—	(1.8)

Net benefit cost (income)	$—	$1.0	$(2.0)

11. Transactions with Major Customers
     The following table shows revenues from major customers for each of the three years ended December 31:

	2010	2009	2008
	(In millions)
PSCo	$169.4	$156.1	$	*
Shell Oil Company	168.4	*		*
BG Energy Holdings Limited	*	112.0		109.0

*	Less than 10 percent of operating revenues
     At December 31, 2010, we have transportation and storage agreements with PSCo for capacity on High Plains through 2029 and Totem through 2040 with annual firm revenue of $44 million and $34 million, respectively.
12. Supplemental Cash Flow Information
     The following table contains supplemental cash flow information from continuing operations for each of the three years ended December 31:

	2010	2009	2008
	(In millions)
Interest paid, net of amounts capitalized	$162.1	$123.2	$121.2
Income tax payments	—	11.0	10.4
13. Accounts Receivable Sales Program
     During 2009, CIG and SNG, had agreements to sell senior interests in certain of their accounts receivable (which are short-term assets that generally settle within 60 days) to a third party financial institution (through wholly-owned special purpose entities), and we retained subordinated interests in those receivables. The sale of these senior interests qualified for sale accounting and was conducted to accelerate cash from these receivables, the proceeds from which were used to increase liquidity and lower our overall cost of capital. During the years ended December 31, 2009 and 2008, we received $505.8 million and $432.4 million of cash related to the sale of the senior interests, collected $406.7 million and $455.9 million from the subordinated interests we retained in the receivables, and recognized a loss of $0.9 million and $2.1 million on these transactions. At December 31, 2009, the third party financial institution held $50.8 million of senior interests and we held $36.2 million of subordinated interests. Our subordinated interests are reflected in accounts receivable on our balance sheet. In January 2010, we terminated these accounts receivable sales programs and paid $50.8 million to acquire the senior interests. We reflected the cash flows related to the accounts receivable sold under this program, changes in our retained subordinated interests, and cash paid to terminate the programs, as operating cash flows on our statement of cash flows.
     In the first quarter of 2010, CIG and SNG entered into new accounts receivable sales programs to continue to sell accounts receivable to the third party financial institution that qualified for sale accounting under the updated accounting standards related to financial asset transfers. Under these programs, CIG and SNG sell receivables in their entirety to the third-party financial institution (through wholly-owned special purpose entities). At December 31, 2010, the third-party financial institution held $93.7 million of the accounts receivable sold under the program. In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. During the year ended December 31, 2010, CIG and SNG sold approximately $1.1 billion of accounts receivable to the third-party financial institution, for which we received approximately $ 635.4 million of cash up front and had a deferred purchase price of approximately $429.5 million. We received approximately $388.4 million of cash when the underlying receivables were collected during 2010. As of December 31, 2010, we had not collected approximately $41.1 million of deferred purchase price related to our accounts receivable sales, which is reflected as other accounts receivable on our balance sheet (and was initially recorded at an amount which approximates its fair value as a Level 2 measurement). We recognized a loss of approximately $0.9 million on our accounts receivable sales during the year ended December 31, 2010. Because the cash received up front and the cash received as the underlying receivables are collected relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows.

     Under both the prior and current accounts receivable sales programs, we serviced the underlying receivables for a fee. The fair value of these servicing agreements as well as the fees earned were not material to our financial statements for the periods ended December 31, 2010, 2009 and 2008.
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
14. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     WYCO. CIG has a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline (a FERC-regulated pipeline), the Totem Gas Storage facility (a FERC-regulated storage facility), a state regulated intrastate pipeline and a compressor station. CIG has other financing obligations payable to WYCO totaling $178.3 million and $175.3 million as of December 31, 2010 and 2009, which are described further in Note 7.
     Bear Creek. SNG owns a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Pipeline Company (TGP), an affiliate. We account for our investment in Bear Creek using the equity method of accounting. During 2010, 2009 and 2008, Bear Creek paid dividends of $14.3 million, $13.5 million and $15.8 million to SNG. Also, during 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $22.7 million to SNG.
     The information below related to our unconsolidated affiliates reflects our net investment and earnings recorded from these investments and summarized financial information of our proportionate share of WYCO and Bear Creek.
Net Investment and Earnings

			Earnings from
	Investment		Unconsolidated Affiliates
	December 31,	December 31,	Year Ended December 31,
	2010	2009	2010	2009	2008
	(In millions)		(In millions)
WYCO	$15.1	$14.1	$1.7	$0.9	$3.1
Bear Creek	56.6	79.4	14.0	11.5	12.8

Total	$71.7	$93.5	$15.7	$12.4	$15.9

Transactions with Affiliates
     CIG Cash Distributions to El Paso. CIG is required to make distributions of available cash as defined in their partnership agreement on a quarterly basis to their partners, including us. Due to the retrospective consolidation of CIG, we have reflected 42 percent of CIG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. CIG’s remaining distributions prior to consolidation in July 2009 (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. In February 2011, CIG paid a cash distribution of $18.3 million to El Paso, its noncontrolling interest holder.
     SLNG and Elba Express Distributions to El Paso. As a result of the March 30, 2010 acquisition, SLNG and Elba Express are each now required to make distributions of available cash to its members, including us. Since we consolidate SLNG and Elba Express, we have reflected 49 percent of SLNG’s and Elba Express’ distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements from March 30 to November 19, 2010. Subsequent to the November 2010 acquisition, as described in Note 2, SLNG and Elba Express became wholly owned subsidiaries of EPB.
     SNG Cash Distributions to El Paso. SNG is required to make distributions of available cash as defined in their partnership agreement on a quarterly basis to their partners, including us. Due to the retrospective consolidation of SNG, we have reflected 40 percent of SNG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in all periods presented. SNG’s remaining historical distributions prior to consolidation in November 2010 (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. In February 2011, SNG paid a cash distribution of $18.7 million to El Paso, its noncontrolling interest holder.

     The following table summarizes the cash distributions paid to El Paso for December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
CIG Distributions to El Paso
Distributions to noncontrolling interest holder	$71.8	$60.7	$45.6
Distributions of pre-acquisition earnings	—	15.0	43.7

Cash distributions to El Paso	71.8	75.7	89.3

SLNG Distributions to El Paso
Distributions to noncontrolling interest holder	35.9	—	—

Elba Express Distributions to El Paso(1)	21.3	72.0	—

SNG Distributions to El Paso
Distributions to noncontrolling interest holder	102.8	68.6	79.7
Distributions of pre-acquisition earnings	68.9	60.0	93.7

Cash distributions to El Paso	171.7	128.6	173.4

Total Cash Distributions to El Paso	$300.7	$276.3	$262.7

(1)	For 2010, the $21.3 million represents distributions to El Paso, our non controlling interest holder. During 2009, Elba Express made a cash distribution of $72 million to El Paso to comply with certain restrictions in its project financing agreement.
     CIG Non-Cash Distribution to El Paso. Prior to our acquisition of an additional 30 percent ownership interest in CIG in September 2008, CIG distributed a portion of its notes receivable under its cash management program to its partners (including us). Approximately $270 million of this distribution was made to El Paso, which is reflected as a non-cash distribution to El Paso in our financial statements.
     Other Distributions/Contributions. During 2009, Elba Express received cash contributions from El Paso of $137.6 million related to their note payable under the cash management program. In addition, Elba Express received cash contributions from El Paso of $170.4 million for the construction of Elba Express during the year ended December 31, 2009.
     In the first quarter of 2010, prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13.1 million. During 2010, El Paso made capital contributions of $5.7 million to SLNG to fund their share of expansion project expenditures for 2010. In January 2011, El Paso made capital contributions of $8.0 million and $10.0 million to CIG and SNG, respectively, to fund their share of capital expenditures for the fourth quarter of 2010.
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
     We do not have employees. Following our reorganization in November 2007, our former employees continue to provide services to us through affiliated service companies owned by our general partner, El Paso. We are managed and operated by officers of El Paso, our general partner. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company (EPNG) and TGP, our affiliates, associated with our pipeline services. We also allocate costs to Cheyenne Plains Gas Pipeline, our affiliate, for their share of our pipeline services. The allocations from TGP, EPNG and El Paso are based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll.

     We have also entered into various operating and management agreements with El Paso related to the operation of our assets. The table below shows our affiliate revenues and expenses for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Revenues from affiliates	$24.8	$23.2	$30.2
Operation and maintenance expense from affiliates	217.3	219.5	200.9
Reimbursement of operating expenses charged to affiliates	9.0	15.0	15.1
     Cash Management Program. CIG, SLNG, Elba Express and SNG each participated in El Paso’s cash management program, which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso uses the cash management program to settle intercompany transactions between participating affiliates. After we acquired additional interests in each of CIG, SLNG and SNG which required consolidation, their participation in El Paso’s cash management program was terminated. CIG converted its note receivable with El Paso under its cash management program into a demand note receivable from El Paso in 2009. In December 2010, El Paso repaid the demand note. Elba Express’ participation in El Paso’s cash management program was terminated in May 2009 due to restrictions in its project financing agreement. As a result, Elba Express received a capital contribution from El Paso of its outstanding notes payable. In 2010, SLNG and SNG received $7.5 million and $5.4 million, respectively, in cash from El Paso in settlement of their note receivable balances related to the termination of their participation in El Paso’s cash management program. There were no notes receivable from El Paso at December 31, 2010 and $302.1 million as of December 31, 2009. The interest rate on our note at December 31, 2009 was 1.5 percent.
     Notes Receivable and Payable with Affiliates. Prior to the acquisition of additional ownership interest in CIG and SNG, in September 2008, we received a non-cash distribution of $30 million from CIG in the form of a note receivable. As of December 31, 2009 we had $20.2 million remaining on our note receivable from El Paso. The balance of the note was repaid by El Paso in June 2010. The interest rate on the variable rate loan was 1.5 percent at December 31, 2009. As partial funding for the September 2008 CIG acquisition, we also issued a note payable to El Paso recorded as long-term debt on our balance sheet with $10.0 million outstanding at December 31, 2010 and 2009.
     At December 31, 2009, we had a non-interest bearing advance from El Paso of $50.1 million related to the Elba Express construction included in accounts payable with affiliates on our balance sheet. In March 2010, in conjunction with our acquisition of interests in each of SLNG and Elba Express, El Paso made a non-cash contribution of $63.8 million in settlement of this non-interest bearing advance. The interest rate on this variable rate loan was 1.5 percent at December 31, 2009.
     Income Taxes. Effective February 4, 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $71.7 million with recoveries of its note receivable from El Paso under the cash management program.
     Other Affiliate Balances. As of December 31, 2010 and 2009, we had accounts receivable with affiliates arising in the ordinary course of business of $5.7 million and $46.7 million. In addition, as of December 31, 2010 and 2009, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $38.9 million and $49.3 million. We also had contractual deposits from affiliates of $8.3 million and $8.1 million included in contractual deposits on our balance sheets as of December 31, 2010 and 2009.
     WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008.

15. Income Taxes
     Effective February 4, 2010, SLNG, our wholly owned subsidiary, converted into a limited liability company and is no longer subject to income taxes. Effective November 1, 2007, CIG and SNG, our consolidated subsidiaries, converted into general partnerships in conjunction with our initial public offering and accordingly, are no longer subject to income taxes. As a result of the conversion of CIG, SLNG, and SNG into non-taxpaying entities, they settled their existing current and deferred tax balances with recoveries of notes receivable from El Paso under the cash management program pursuant to the tax sharing agreement with El Paso. Prior to their respective conversion dates, CIG, SLNG and SNG recorded current income taxes based on taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts.
     Components of Income Taxes. The following table reflects the components of income taxes for SLNG included in income for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In millions)
Current
Federal	$1.0	$11.8	$9.2
State	0.2	2.0	1.6

	1.2	13.8	10.8

Deferred
Federal	1.0	6.2	6.3
State	0.2	1.2	1.2

	1.2	7.4	7.5

Total income taxes	$2.4	$21.2	$18.3

     Effective Tax Rate Reconciliation. Income taxes, included in income for SLNG differ from the amounts computed by applying the statutory federal income tax rate of 35 percent for the following reasons for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$212.6	$181.4	$172.5
Increase (decrease)
State income taxes, net of federal income tax benefit	0.2	2.1	1.8
Income associated with non-taxable entities	(210.4)	(162.3)	(156.0)

Income tax expense	$2.4	$21.2	$18.3

Effective tax rate	Less than 1%	4%	4%

     Deferred Tax Assets and Liabilities. There are no deferred tax assets or liabilities as of December 31, 2010. The components of the net deferred tax liability for 2009 are as follows:

December 31, 2009
(In millions)
Deferred tax liabilities
Property, plant and equipment	$45.3
Regulatory assets	12.8

Total deferred tax liability	58.1

Deferred tax assets
U.S. federal net operating loss carryovers	0.3
Other	0.7

Total deferred tax asset	1.0

Net deferred tax liability	$57.1

16. Supplemental Selected Quarterly Financial Information (Unaudited)
     Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended				Year to
	March 31	June 30	September 30(1)	December 31(1)	Date
	(In millions, except per units amounts)
2010
Operating revenues	$333.5	$327.9	$330.6	$352.1	$1,344.1
Operating income	200.8	181.9	161.7	202.7	747.1
Earnings from unconsolidated affiliates	4.7	3.8	3.7	3.5	15.7
Net income	184.7	142.9	120.2	157.3	605.1
Net income attributable to noncontrolling interests	(68.8)	(55.6)	(47.6)	(54.6)	(226.6)
Net income attributable to El Paso Pipeline Partners, L.P.	115.9	87.3	72.6	102.7	378.5
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit- Basic and Diluted
Common	0.53	0.45	0.39	0.53	1.90
Subordinated	0.51	0.42	0.35	0.50	1.78
2009
Operating revenues	$279.3	$259.9	$270.9	$309.2	$1,119.3
Operating income	146.1	130.6	133.0	173.1	582.8
Earnings from unconsolidated affiliates	3.0	2.8	3.6	3.0	12.4
Net income	119.2	113.5	110.0	154.5	497.2
Net income attributable to noncontrolling interests	(42.9)	(40.2)	(39.5)	(57.0)	(179.6)
Net income attributable to El Paso Pipeline Partners, L.P.	76.3	73.3	70.5	97.5	317.6
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit- Basic and Diluted
Common	0.40	0.38	0.35	0.51	1.64
Subordinated	0.40	0.34	0.35	0.47	1.56

(1)	The quarter ended September 30, 2010 and December 31, 2009 includes a non-cash asset write down of $20.8 million and gain on sale of assets of $7.8 million, respectively, related to the sale of the Natural Buttes compressor station and gas processing plant (see Note 2).

SCHEDULE II
EL PASO PIPELINE PARTNERS, L.P.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(In millions)

	Balance at	Charged to		Charged to	Balance
	Beginning	Costs and		Other	at End
Description	of Period	Expenses	Deductions	Accounts	of Period
2010
Allowance for doubtful accounts	$—	$(0.3)	$—	$0.6	$0.3
Legal reserves	2.0	—	—	—	2.0
Environmental reserves	11.5	0.1	(2.0)	—	9.6

2009(1)
Allowance for doubtful accounts	$0.5	$(0.2)	$—	$(0.3)	$—
Legal reserves	3.2	1.1	(2.3)	—	2.0
Environmental reserves	14.0	1.0	(3.5)	—	11.5

2008(1)
Allowance for doubtful accounts	$1.1	$(0.4)	$—	$(0.2)	$0.5
Legal reserves	2.0	1.2	—	—	3.2
Environmental reserves	15.7	1.6	(3.3)	—	14.0

(1)	Retrospectively adjusted as discussed in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of December 31, 2010, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2010. See Item 8, Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.
Changes in Internal Control over Financial Reporting
     During the fourth quarter of 2010, we implemented a new gas accounting system at WIC and CIG which includes customer imbalance management, gas cost accounting, gas balance, customer invoicing and revenue accounting functionalities. The system implementation efforts were carefully planned and executed. Training sessions were administered to individuals who are impacted by the new system. The system controls and functionality were reviewed and successfully tested prior and subsequent to implementation. Following evaluation, management believes that the new system has been successfully implemented. There were no other changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     In order to maximize operational flexibility, we conduct our operations through subsidiaries. We have one direct operating subsidiary, EPPOC, a limited liability company that conducts business through itself and its subsidiaries.

Directors and Executive Officers of Our General Partner
     The following table sets forth information with respect to the directors of our general partner, including the experience, qualifications, attributes or skills that led to the conclusion that such individuals should serve as directors of our general partner, as well as information regarding executive officers of our general partner, as of February 25, 2011. The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers.

Name	Age	Position with El Paso Pipeline GP Company, L.L.C.
Ronald L. Kuehn, Jr.	75	Chairman of the Board
James C. Yardley	59	Director, President and Chief Executive Officer
John R. Sult	51	Director, Executive Vice President & Chief Financial Officer
Robert W. Baker	54	Executive Vice President and General Counsel
Susan B. Ortenstone	54	Executive Vice President
James J. Cleary	56	Senior Vice President
Daniel B. Martin	54	Senior Vice President
Norman G. Holmes	54	Senior Vice President
Douglas L. Foshee	51	Director
D. Mark Leland	49	Director
Arthur C. Reichstetter	64	Director
William A. Smith	66	Director
     Ronald L. Kuehn, Jr. Mr. Kuehn has been Chairman of the Board of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Kuehn previously served as Chairman of the Board of Directors for El Paso Corporation from March 2003 to May 2009 and Interim Chief Executive Officer from March 2003 to September 2003. From September 2002 to March 2003, Mr. Kuehn served as Lead Director of El Paso. From January 2001 to March 2003, he was a business consultant. Mr. Kuehn served as non-executive Chairman of the Board of El Paso from October 1999 to December 2000. Mr. Kuehn previously served as Chairman of the Board of Sonat Inc. from April 1986 and President and Chief Executive Officer from June 1984 until his retirement in October 1999. Mr. Kuehn formerly served on the Boards of Directors of Praxair, Inc. until 2008, Dun & Bradstreet Corporation until 2007 and Regions Financial Corporation until 2007.
     Mr. Kuehn is an experienced business leader with the skills necessary to be the Chairman of the Board of El Paso Pipeline GP Company, L.L.C. As a former chairman and chief executive officer of a Fortune 500 energy company, Mr. Kuehn has extensive industry, operations and financial expertise. His knowledge and understanding of our industry provides the board of our general partner with valuable strategic insight. Mr. Kuehn’s prior service on the boards of other publicly-traded companies in our industry, including his service as Chairman of El Paso Corporation and as its interim CEO, provides valuable experience from which he can draw as a member of the board of our general partner.
     James C. Yardley. Mr. Yardley has been Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President of El Paso Corporation with responsibility for the regulated pipeline business unit since August 2006. He has served as Chairman of the Board of Tennessee Gas Pipeline Company since February 2007 and served as its President from August 2006 to August 2010. Mr. Yardley has been Chairman of El Paso Natural Gas Company since August 2006 and served as President of Southern Natural Gas Company from May 1998 to August 2010. Mr. Yardley has been a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company since their conversion to general partnerships in November 2007. He also serves on the board of Interstate Natural Gas Association of America and previously served as its Chairman.
     Mr. Yardley’s day-to-day leadership as President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C. and his role in forming the partnership provide him with an intimate knowledge of the partnership, including its strategies, operations and markets. In addition, as Executive Vice President of El Paso Corporation’s Pipeline Group, Mr. Yardley brings an in-depth operating experience of our assets coupled with an extensive understanding of the pipeline industry overall.

     John R. Sult. Mr. Sult has been a Director of El Paso Pipeline GP Company, L.L.C. since June 2009. He has served as Executive Vice President and Chief Financial Officer of El Paso Pipeline GP Company, L.L.C. since July 2010, Senior Vice President and Chief Financial Officer from November 2009 to July 2010 and Senior Vice President, Chief Financial Officer and Controller from August 2007 to November 2009. Mr. Sult has been Executive Vice President and Chief Financial Officer of El Paso Corporation since March 2010 and Senior Vice President and Chief Financial Officer from November 2009 to March 2010. Mr. Sult previously served as Senior Vice President and Controller from November 2005 to November 2009. He served as Senior Vice President, Chief Financial Officer and Controller of El Paso’s Pipeline Group from November 2005 to November 2009. Mr. Sult was Vice President and Controller for Halliburton Energy Services from August 2004 to October 2005.
     Through his role as Chief Financial Officer of our general partner, as well as Chief Financial Officer of El Paso Corporation, Mr. Sult brings significant knowledge of our partnership, including its capital structure and financing requirements. Mr. Sult has an extensive knowledge of the energy industry, as well as financing and accounting skills, and brings significant operations and financial experience to the board of our general partner.
     Robert W. Baker. Mr. Baker has been Executive Vice President and General Counsel of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President and General Counsel of El Paso Corporation since January 2004. From February 2003 to December 2003, he served as Executive Vice President of El Paso and President of El Paso Merchant Energy. Mr. Baker previously served as Senior Vice President and Deputy General Counsel of El Paso from January 2002 to February 2003. Prior to that time, he held various legal positions with El Paso and its subsidiaries, including managing the legal matters associated with telecommunication services, domestic power plant development, and the international energy infrastructure projects.
     Susan B. Ortenstone. Ms. Ortenstone has been Executive Vice President of El Paso Pipeline GP Company, L.L.C. since July 2010 and Senior Vice President from August 2007 to July 2010. She has been Executive Vice President and Chief Administrative Officer of El Paso Corporation since March 2010 and Senior Vice President and Chief Administrative Officer from October 2007 to March 2010. Ms. Ortenstone previously served as Senior Vice President of El Paso from October 2003 to October 2009. Ms. Ortenstone was Chief Executive Officer for Epic Energy Pty Ltd. from January 2001 to June 2003.
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
     Daniel B. Martin. Mr. Martin has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company since November 2007. Mr. Martin has been a director of El Paso Natural Gas Company and Tennessee Gas Pipeline Company since May 2005. He previously served as a director of Colorado Interstate Gas Company and Southern Natural Gas Company from May 2005 to November 2007. Mr. Martin has been Senior Vice President of Colorado Interstate Gas Company since January 2001, Senior Vice President of Southern Natural Gas Company and Tennessee Gas Pipeline Company since June 2000 and Senior Vice President of Southern Natural Gas Company since February 2000. He served as a director of ANR Pipeline Company from May 2005 through February 2007 and Senior Vice President of ANR Pipeline Company from January 2001 to February 2007. Mr. Martin is currently a member of the board of directors of Citrus Corp., a joint venture between El Paso Citrus Holdings, Inc. and CrossCountry Citrus, LLC.
     Norman G. Holmes. Mr. Holmes has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Holmes has served as President of Tennessee Gas Pipeline Company and as a member of its board of directors since August 2010. He has also served as President of Southern Natural Gas Company since August 2010 and as a member of its Management Committee since November 2007. Mr. Holmes previously served as Senior Vice President and Chief Commercial Officer of Southern Natural Gas Company from August 2006 to August 2010. He previously served as a director of Southern Natural Gas Company from November 2005 to November 2007. Mr. Holmes served as Vice President, Business Development of Southern Natural Gas Company from 1999 to 2006.

     Douglas L. Foshee. Mr. Foshee has been a Director of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Chairman of the Board of El Paso Corporation since May 2009 and President, Chief Executive Officer and a director of El Paso since September 2003. Prior to joining El Paso, Mr. Foshee served as Executive Vice President and Chief Operating Officer of Halliburton Company having joined that company in 2001 as Executive Vice President and Chief Financial Officer. Several subsidiaries of Halliburton, including DII Industries and Kellogg Brown & Root, commenced prepackaged Chapter 11 proceedings to discharge current and future asbestos and silica personal injury claims in December 2003 and an order confirming a plan of reorganization became final effective December 31, 2004. Prior to assuming his position at Halliburton, Mr. Foshee served as President, Chief Executive Officer and Chairman of the Board of Nuevo Energy Company and Chief Executive Officer and Chief Operating Officer of Torch Energy Advisors Inc. Mr. Foshee presently serves as a director of Cameron International Corporation, and from January 2009 until February 2010 served as a trustee of AIG Credit Facility Trust. Mr. Foshee also serves on the Board of Trustees of Rice University and serves as a member of the Council of Overseers for the Jesse H. Jones Graduate School of Management. He is a member of various civic and community organizations.
     As Chairman, President and Chief Executive Officer of El Paso Corporation, and with over 28 years of energy industry experience, Mr. Foshee brings a comprehensive knowledge and understanding of our business. Mr. Foshee’s management experience and leadership skills are highly valuable in assessing our business strategies and in the growth and development of the partnership.
     D. Mark Leland. Mr. Leland has been a Director of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President of El Paso Corporation and President of El Paso’s Midstream business unit since October 2009. Mr. Leland previously served as Executive Vice President and Chief Financial Officer of El Paso from August 2005 to November 2009. Mr. Leland served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. He served as Senior Vice President and Chief Operating Officer of GulfTerra Energy Partners, L.P. and its general partner from January 2003 to December 2003 and as Senior Vice President and Controller from July 2000 to January 2003.
     With his years of experience as an executive officer of El Paso Corporation, Mr. Leland brings significant operations and financial expertise to the board of our general partner. Mr. Leland has extensive knowledge of the energy industry, financial risk management and an understanding of capital markets. Mr. Leland also provides the board of our general partner with valuable public company management experience.
     Arthur C. Reichstetter. Mr. Reichstetter has been a Director of El Paso Pipeline GP Company, L.L.C. since November 2007. He has been a private investment manager since 2007. Mr. Reichstetter served as Managing Director of Lazard Freres from April 2002 until his retirement in June 2007. From February 1998 to January 2002, Mr. Reichstetter was a Managing Director with Dresdner Kleinwort Wasserstein, formerly Wasserstein Parella & Co. Mr. Reichstetter was a Managing Director with Merrill Lynch from March 1993 until his retirement in February 1996. Prior to that time, Mr. Reichstetter worked as an investment banker at The First Boston Corporation from 1974 until 1993, in various positions becoming a managing director with that company in 1982.
     Mr. Reichstetter brings to the board of our general partner extensive experience in investment management and capital markets, as highlighted by his years of service at Lazard Freres, Dresdner Klienwort Wasserstein and Merrill Lynch. His leadership, together with technical expertise and extensive financial acumen provide the board with the strategic insight and experience necessary to effectuate the growth objectives of the partnership.
     William A. Smith. Mr. Smith has been a Director of El Paso Pipeline GP Company, L.L.C. since May 2008. Mr. Smith is Managing Director and partner in Galway Group, L.P., an investment banking/energy advisory firm headquartered in Houston, Texas. In 2002, Mr. Smith retired from El Paso Corporation, where he was an Executive Vice President and Chairman of El Paso Merchant Energy’s Global Gas Group. Mr. Smith had a 29 year career with Sonat Inc. prior to its merger with El Paso in 1999. At the time of the merger, Mr. Smith was Executive Vice President and General Counsel. He previously served as Chairman and President of Southern Natural Gas Company and as Vice Chairman of Sonat Exploration Company. Mr. Smith is currently a director of Eagle Rock Energy G&P LLC, a midstream/upstream master limited partnership and serves on that company’s audit committee. Mr. Smith previously served on the Board of Directors of Maritrans Inc. until 2006.

     With over 40 years of experience in the energy industry, Mr. Smith brings to the board of our general partner a wealth of knowledge and understanding of our industry, including valuable legal and business expertise. His experience as an executive and attorney provides the board with an important skill set and perspective. In addition, his experience on the board of directors of other domestic and international energy companies further augments his knowledge and experience.
Board Leadership Structure
     Mr. Ronald L. Kuehn Jr. serves as the Chairman of the board of our general partner in a non-executive capacity and Mr. James C. Yardley serves as President and CEO of our general partner. As a publicly-traded partnership, we believe this is the most effective board leadership structure at the present time, due to the nature of our business and the continued related party activity between El Paso and our partnership.
     As stated in our Corporate Governance Guidelines, the board of our general partner does not have a policy as to whether the role of the CEO and the Chairman should be separate, or whether the Chairman should be a management or non-management director. Thus, while the board of our general partner has determined that the role of Chairman and CEO should currently be separate, the board has the right to combine those roles if in the future it determines that such action would be in the best interest of the Partnership and its unitholders.
Board’s Role in Risk Oversight
     The board of directors of our general partner has oversight responsibility with regard to assessment of the major risks inherent in the business of our partnership and measures to address and mitigate such risks. The board is actively involved in overseeing risk management and reviews periodically our partnership’s system of enterprise risk management.
     While the board is ultimately responsible for risk oversight, the audit committee of the board assists the board in fulfilling its oversight responsibilities by considering the risks within its area of expertise. For example, the audit committee assists the board in fulfilling its risk oversight responsibilities relating to the partnership’s risk management policies and procedures. As part of this process, the audit committee meets periodically with management to review, discuss and provide oversight with respect to the processes and controls established by the partnership to assess, monitor, manage and mitigate the partnership’s significant risk exposures (whether financial, operating or otherwise). In providing such oversight, the audit committee may also discuss such processes and controls with the partnership’s internal and independent auditors.
     As mentioned above, the board’s role in risk management is one of oversight. Management is responsible for day-to-day management of risks our partnership faces. Pursuant to an omnibus agreement we entered into with El Paso, our general partner and certain affiliates, El Paso provides us with general and administrative services, including risk management services, and we reimburse El Paso for the provision of these services.
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
     We also adopted a code of ethics, referred to as our “Code of Conduct,” that applies to all directors and employees of our general partner, including its Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers, as well as all El Paso employees working on behalf of us or our general partner. The Code of Conduct is a value-based code that is built on five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, the Code of Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Conduct. A copy of the Code of Conduct is available on our website at www.eppipelinepartners.com. We will post on our internet website all waivers to or amendments of the Code of Conduct, which are required to be disclosed by applicable law and the New York Stock Exchange listing standards. Currently, we do not have nor do we anticipate any waivers of or amendments to the Code of Conduct. We believe the Code of Conduct exceeds the requirements set forth in the applicable SEC regulations and the corporate governance rules of the New York Stock Exchange.
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
Web Access
     We provide access through our website to current information related to corporate governance, including a copy of the charter of the audit committee of the board, our Corporate Governance Guidelines, our Code of Conduct, biographical information concerning each director, and other matters regarding our corporate governance principles. We also provide access through our website to all filing submitted by EPB to the SEC. Our website is www.eppipelinepartners.com, and access to this information is free of charge to the user (except for any internet provider or telephone charges).
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

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of our general partner and persons who beneficially own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2010.
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
     We bore substantially less than a majority of El Paso’s costs of providing compensation and benefits to the Chief Executive Officer of our general partner (the principal executive officer), and the Chief Financial Officer of our general partner (the principal financial officer) during 2010.
     Our general partner has adopted the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan, or LTIP, under which equity awards of our partnership may be granted. At this point in time, we do not anticipate that the officers and employees of our general partner (including those that also serve as directors of the general partner) will receive any grants under the LTIP. As indicated above, the compensation of such officers and employees is made pursuant to El Paso’s incentive plans and reimbursed by us pursuant to the omnibus agreement. Non-employee directors of our general partner receive equity grants under the LTIP, as described below.
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
     Initial Equity Grant. Each non-employee director, upon joining the board, receives an initial long-term equity grant of restricted common units with a value of $50,000. The restricted common units are granted pursuant to the terms and conditions of the LTIP and vest in three (3) equal installments commencing on the last day of the calendar year of the year in which the grant was made and each of the following two anniversaries thereof. As no non-employee directors joined the board during 2010, no initial equity grants were made in 2010.
     Annual Equity Grant. Each non-employee director who is serving on the board on December 1st will receive an annual grant of restricted common units with a value of $50,000. This annual award is granted pursuant to the terms and conditions of the LTIP and vests in full on the last day of the calendar year following the year in which the grant was made. Annual equity grants for Messrs. Kuehn, Reichstetter and Smith were made on December 1, 2010.
Director Compensation Table
     The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2010 for their services on the board. The non-employee directors do not receive stock options or pension benefits.

Director Compensation
for the Year Ended December 31, 2010 (1)

	Fees Earned or		All Other
Name	Paid in Cash(2)	Stock Awards(3)(4)	Compensation(5)	Total
Ronald L. Kuehn, Jr.	$50,000	$50,003	$11,388	$111,391
Arthur C. Reichstetter	58,000	50,003	11,388	119,391
William A. Smith	50,000	50,003	11,551	111,554

(1)	Employee directors do not receive any additional compensation for serving on the board of directors of our general partner; therefore no amounts are shown for Messrs. Foshee, Sult, Leland and Yardley. Amounts paid as reimbursable business expenses to each director for attending board functions are not reflected in this table. Our general partner does not consider the directors’ reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit and thus be considered a perquisite.

(2)	This column reflects the value of a director’s annual retainer, as well as the additional retainer for the chairman of the audit committee.

(3)	The amount in this column represents the aggregate grant date fair value of restricted units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation — Stock Compensation”. Each of Messrs. Kuehn, Reichstetter and Smith received a grant of 1,518 restricted common units on December 1, 2010, with each unit having a grant date fair value of $32.94.

(4)	As of December 31, 2010, each of Messrs. Kuehn, Reichstetter and Smith had 1,518 restricted common units outstanding.

(5)	The amount in this column for Messrs. Kuehn, Reichstetter and Smith represent cash distributions received on unvested restricted common units.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth the beneficial ownership of units of our partnership owned as of February 17, 2011 by:
•	each person known by us to be a beneficial owner of more than 5 percent of the units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
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

     The percentage of total units to be beneficially owned is based on 177,167,863 common units outstanding as of February 17, 2011.

	Common Units	Percentage of Common
Name of Beneficial Owner(1)	Beneficially Owned	Units Beneficially Owned
El Paso Corporation(2)	88,400,059	49.9%
Ronald L. Kuehn, Jr.	68,865	*
James C. Yardley	10,000	*
John R. Sult	10,000	*
Robert W. Baker	5,000	*
Susan B. Ortenstone	—
James J. Cleary	2,000	*
Daniel B. Martin	—	*
Norman G. Holmes	—	*
Douglas L. Foshee	25,000	*
D. Mark Leland	13,200	*
Arthur C. Reichstetter	108,865	*
William A. Smith	8,970	*
All directors and executive officers as a group (twelve persons)	251,900	*

*	Less than 1 percent.

(1)	Unless otherwise indicated, the address for all beneficial owners in this table is El Paso Building, 1001 Louisiana Street, Houston, Texas 77002.

(2)	El Paso Corporation is the ultimate parent company of El Paso Pipeline Holding Company, L.L.C., the sole owner of the member interests of our general partner and El Paso Pipeline LP Holdings, L.L.C., the owner of 88,400,059 common units El Paso Corporation may, therefore, be deemed to beneficially own the units held by El Paso Pipeline LP Holdings, L.L.C.
     The following table sets forth, as of February 17, 2011, the number of shares of common stock of El Paso owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

	Shares of	Shares		Percentage of
	Common	Underlying	Total Shares	Total Shares
	Stock	Options	of Common	of Common
	Owned	Exercisable	Stock	Stock
	Directly or	Within	Beneficially	Beneficially
Name of Beneficial Owner	Indirectly	60 Days(1)	Owned	Owned(2)
Ronald L. Kuehn, Jr.	114,501 (3)	6,000	120,501	*
James C. Yardley	306,991	559,203	866,194	*
John R. Sult	116,131	209,897	326,028	*
Robert W. Baker	340,040	736,589	1,076,629	*
Susan B. Ortenstone	204,472	280,428	484,900	*
James J. Cleary	66,952	256,477	323,429	*
Daniel B. Martin	162,099	227,670	389,769	*
Norman G. Holmes	65,934	163,210	229,144	*
Douglas L. Foshee	1,238,279	3,352,381	4,590,660	*
D. Mark Leland	338,955	621,582	960,537	*
Arthur C. Reichstetter	—	—	—	*
William A. Smith	— (4)	—	—	*
All directors and executive officers as a group (twelve persons)	2,954,354	6,413,437	9,367,791	1.3%

*	Less than 1 percent.

(1)	The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 17, 2011. Shares subject to options cannot be voted.

(2)	Based on 704,734,612 shares outstanding as of February 17, 2011.

(3)	Excludes 28,720 shares owned by Mr. Kuehn’s wife or children. Mr. Kuehn disclaims any beneficial ownership in these 28,720 shares.

(4)	Excludes 8,562 shares owned by Mr. Smith’s wife. Mr. Smith disclaims any beneficial ownership in these 8,562 shares.

EQUITY COMPENSATION PLAN INFORMATION TABLE
     The following table provides information concerning securities that may be issued under the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan as of December 31, 2010. For more information regarding this plan, which did not require approval by our limited partners, please read “Executive Compensation — Long-Term Incentive Plan.”

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders(1)	—	$—	1,222,596

Total	—	$—	1,222,596

(1)	Please read “Executive Compensation — Long-Term Incentive Plan” for a description of the material features of the plan, including the awards that may be granted under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     After the subordinated units were converted on February 15, 2011 into common units on a one-for-one basis, effective January 3, 2011, El Paso owns 88,400,059 common units, a 48.9 percent limited partner interest in us. In addition, our general partner owns a two percent general partner interest in us and the incentive distribution rights.
Distributions and Payments to Our General Partner and Its Affiliates
     The following table summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with ongoing operation and liquidation of EPB. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98 percent to unitholders, including our general partner and its affiliates as holders of an aggregate of 88,400,059 common units and the remaining two percent to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our general partner will be entitled to increasing percentages of the distributions, up to 50 percent of the distributions above the highest target level.

Payments to our general partner and its affiliates	Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its affiliates are reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner determines the amount of these expenses. In addition we will reimburse El Paso and its affiliates for the payment of certain operating expenses and for the provision of various general and administrative services for our benefit.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.
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
Contracts with Affiliates
Contribution Agreements
     On March 24, 2010, we entered into a contribution agreement with our operating company and El Paso and certain of its subsidiaries. Pursuant to the contribution agreement, on March 30, 2010 we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso in exchange for aggregate consideration of $810 million.
     On June 17, 2010, we entered into a contribution agreement with our operating company and El Paso and certain of its subsidiaries to acquire an additional 16 percent general partner interest in SNG, with a 90 day option to purchase an additional four percent general partner interest in SNG in one percent increments. Pursuant to the contribution agreement, on June 23, 2010 we acquired the additional 16 percent general partner interest in SNG in exchange for consideration of $394 million, and on June 30, 2010 we acquired the additional four percent general partner interest in SNG for aggregate consideration of $98.4 million.
     On November 12, 2010, we entered a contribution agreement with our operating company and El Paso and certain of its subsidiaries. Pursuant to the contribution agreement, on November 19, 2010 we acquired the remaining 49 percent member interest in each of SLNG and Elba Express and an additional 15 percent general partner interest in SNG for aggregate consideration of $1,133 million.
     The conflicts committee of the board of directors of the General Partner unanimously recommended approval of the terms of each of the acquisitions discussed above. With respect to each transaction, the conflicts committee of the board of directors of our general partner retained independent legal and financial advisors to assist it in evaluating and negotiating the transaction. In recommending approval of the transaction, the conflicts committee based its decision in part on an opinion from the committee’s independent financial advisor that the consideration to be paid by us pursuant to each of the contribution agreements is fair, from a financial point of view, to the holders of our common units, other than our general partner and its affiliates. The board of directors of the general partner unanimously approved the terms of each acquisition.

Note Receivable
     Prior to the acquisition of additional ownership interests in CIG and SNG, in September 2008, we received a non-cash distribution of $30 million from CIG in the form of a note receivable from El Paso. In June 2010, the note receivable from El Paso was repaid in connection with the acquisition of additional ownership interest in SNG.
Note Payable
     On September 30, 2008, in connection with our acquisition of additional ownership interests in CIG and SNG, we, as guarantor, and our operating company, as issuer, entered into a Note Purchase Agreement with El Paso. Under the Note Purchase Agreement, our operating company issued a $10 million senior unsecured note to El Paso initially bearing interest at LIBOR plus 3.5 percent due September 2012. This note may be prepaid without premium or penalty.
     Our operating company’s obligations under the Note Purchase Agreement are guaranteed by us. The Note Purchase Agreement requires that we maintain, as of the end of each fiscal quarter, (i) a consolidated leverage ratio (consolidated indebtedness to consolidated EBITDA (as defined in the Note Purchase Agreement)) of less than or equal to 5.50 to 1.00 for any four consecutive fiscal quarters and (ii) an interest coverage ratio (consolidated EBITDA to interest expense) of greater than or equal to 1.50 to 1.00 for any four consecutive fiscal quarters. In case of a capital construction or expansion project costing more than $20 million, pro forma adjustments to consolidated EBITDA may be made based on the percentage of capital costs expended and projected cash flows for the project. Such adjustments shall be limited to 25 percent of actual consolidated EBITDA.
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
CIG and SNG General Partnership Agreements
     General. Prior to the closing of our initial public offering in November 2007, each of CIG and SNG converted to general partnerships. In connection with the closing of our initial public offering, El Paso contributed to us a 10 percent general partner interest in each of CIG and SNG. In September 2008, we acquired from El Paso an additional 30 percent interest in CIG and an additional 15 percent interest in SNG. In July 2009, we acquired from El Paso an additional 18 percent interest in CIG. In June 2010, we acquired an additional 20 percent general partner interest in SNG, and in November 2010, we acquired an additional 15 percent general partner interest in SNG. After these transactions, we own indirectly a 58 percent and 60 percent general partner interest in CIG and SNG, and an El Paso subsidiary owns indirectly a 42 percent and 40 percent general partner interest in CIG and SNG. A general partnership agreement governs the ownership and management of each of CIG and SNG. The CIG and SNG partnership agreements are substantially identical to each other in nearly all material respects.
     Each of CIG and SNG is a Delaware general partnership, one partner of which is a wholly owned subsidiary of El Paso (the El Paso Partner) owning a 42 percent and 40 percent interest in CIG and SNG, and the other partner is a wholly owned subsidiary of the partnership (the Partnership Partner) owning a 58 percent and 60 percent general partner interest in CIG and SNG. The purposes of each partnership are generally to own and operate the interstate pipeline system and related facilities owned by such partnership and to conduct such other business activities as the management committee of that partnership may from time to time determine, provided that such activity either generates “qualifying income” (as defined in Section 7704 of the Internal Revenue Code of 1986, or the “Code”) or enhances operations that generate such qualified income.
     Under the partnership agreement each partner may engage in other business opportunities, including those that compete with the partnership’s business, free from any obligation to offer same to the other partner or the partnership. In addition, any affiliate of a partner is free to compete with the business operations or activities of the partnership or the other partner.

     Governance. Although management of each partnership is vested in its partners, the partners of each partnership have agreed to delegate management of the partnership to a management committee. Decisions or actions taken by the management committee of CIG or SNG will bind that partnership. Each management committee is composed of four representatives. The CIG management committee has three representatives being designated by the Partnership Partner and one representative being designated by the El Paso Partner. The SNG management committee likewise has three representatives being designated by the Partnership Partner and one representative being designated by the El Paso Partner. Each representative has full authority to act on behalf of the partner that designated such representative with respect to matters pertaining to that partnership. The partners of each partnership have agreed that each representative is an agent of the partner that designated that person and does not owe any duty (fiduciary or otherwise) to such partnership, any other partner or any other representative.
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
     The following actions require the unanimous approval of the management committee:
•	dissolution of the partnership;

•	causing or permitting the partnership to take certain bankruptcy actions;

•	mortgaging or pledging assets with a value exceeding $225 million in the case of CIG and $450 million in the case of SNG;

•	the commencement or the resolution before the FERC (or any U.S. Court of Appeals of an appeal of a FERC order) of certain actions under the Natural Gas Act, or any other proceeding before the FERC that would, in the case of SNG, result in a $100 million or more reduction in revenue or $50 million or more payment of penalties, refunds or interest, and in the case of CIG, result in a $50 million or more (i) reduction in revenue or (ii) payment of penalties, refunds or interest;

•	any amendment of the partnership agreement;

•	the admission of any person as a partner (other than a permitted transferee of a partner);

•	any proposal to dispose of assets of such partnership with a value exceeding $225 million in the case of CIG and $450 million in the case of SNG;

•	the disposition of all or substantially all of the assets of the partnership, and any disposition of interests in the partnership that would result in a termination under Section 708 of the Code;

•	any merger, consolidation or conversion of the partnership;

•	entering into new lines of business, including but not limited to, those that do not generate “qualifying income” under Section 7704 of the Internal Revenue Code; and

•	any amendment to the master services agreement to which the partnership is a party, other than any amendment that the management committee determines would not materially adversely affect such partnership.
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
Cash Management Programs
     In conjunction with our acquisition of the additional interest in CIG in 2009 and SLNG and SNG in 2010, their participation in El Paso’s cash management program was terminated. In July 2009, CIG converted its note receivable with El Paso under its cash management program into a demand note receivable from El Paso, which was subsequently repaid in December 2010. SLNG and SNG received $7.5 million and $5.4 million, respectively, in cash from El Paso in settlement of their note receivable balances related to the termination of their participation in the cash management program. Elba Express’ participation in El Paso’s cash management program was terminated in May 2009 due to restrictions in its project financing agreement.
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
     CIG entered into a Construction and Operating Agreement with Young Gas Storage Company, Ltd. (Young) on June 30, 1992. This agreement was amended in 1994 and 1997. Under this agreement, CIG agreed to design and construct the Young storage facilities and to operate the facilities (including conducting Young’s marketing and administering Young’s service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. CIG is entitled to reimbursement of all costs incurred in the performance of the services, including both direct costs and allocations of general and administrative costs based on direct field labor charges (including any costs charged or allocated to CIG from other affiliates). The agreement is subject to termination only in the event of the dissolution or bankruptcy of CIG, or a material default by CIG that is not cured within certain permissible time periods. Otherwise the agreement continues until the termination of the Young partnership agreement.
     CIG entered into a Construction and Operating Agreement with Cheyenne Plains Gas Pipeline Company, L.L.C. (Cheyenne Plains) on November 14, 2003. Under this agreement, CIG agreed to design and construct the facilities and to operate the Cheyenne Plains facilities (including conducting marketing and administering the service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. CIG is entitled to reimbursement by Cheyenne Plains for all costs incurred in the performance of the services, including both direct field labor charges and allocations of general and administrative costs (including any costs charged or allocated to CIG from other affiliates) using a modified Massachusetts allocation methodology, a time and motion analysis or other appropriate allocation methodology. The agreement is subject to termination by Cheyenne Plains on 12 months’ prior notice and is subject to termination by CIG on 12 months’ prior notice given no earlier than 48 months following the commencement of service by Cheyenne Plains in December 2004.
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
Interconnection and Operational Balancing Agreements and Other Inter-Affiliate Agreements
     Each of WIC and CIG is a party to an operational balancing agreement with each other and independently with Cheyenne Plains. In addition, CIG is a party to interconnection and operational balancing agreements with Ruby Pipeline, L.L.C. (Ruby). These agreements require the interconnecting parties to use their respective reasonable efforts to cause the quantities of gas that are tendered/accepted at each point of interconnection to equal the quantities scheduled at those points. The agreements provide for the treatment and resolution of imbalances. The agreements are terminable by either party on 30 days’ advance notice.
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
     WIC is a party to an “Upstream Pipeline Capacity Agreement” with Ruby, an indirect partially-owned subsidiary of El Paso Corporation. Pursuant to this agreement WIC agreed to offer gas transportation services to shippers desiring to move gas volumes to the inlet of the proposed Ruby pipeline at Opal, Wyoming. Ruby has agreed to reimburse WIC for any unrecovered costs associated with 200 MDth/day of off-system capacity that was acquired by WIC to provide the upstream transportation services (either through a direct payment or through the acquisition of capacity on WIC). The off-system capacity was acquired by WIC on the expansions of the Rockies Express Pipeline from the Piceance Basin to Wamsutter, and the expansion of the Overthrust Pipeline from Wamsutter to Opal.
Other Agreements
     In addition, each of WIC, CIG, SLNG and Elba Express and SNG currently have or will have in the future other routine agreements with El Paso or one of its subsidiaries that arise in the ordinary course of business, including revised and updated agreements for services and other transportation and exchange agreements and interconnection and balancing agreements with other El Paso pipelines.
     For a description of certain additional affiliate transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 14.
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

Director Independence
     The board of directors of our general partner has affirmatively determined that Ronald L. Kuehn, Jr., Arthur C. Reichstetter and William A. Smith each satisfy the independence requirements under the New York Stock Exchange listing standards. In making this determination, the board reviewed information from each of these directors regarding all of their respective relationships with us and analyzed the materiality of those relationships. The audit committee of our general partner’s board of directors is also composed entirely of independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     We paid audit fees of $2,897,000 for the year ended December 31, 2010 and $1,444,000 for the year ended December 31, 2009. These fees were for professional services rendered by Ernst & Young LLP for the audit of the consolidated financial statements of EPB and its subsidiaries, the review of documents filed with the Securities and Exchange Commission, consents, the issuance of comfort letters, and certain financial accounting and reporting consultations. The increase in audit fees is attributable to the fees associated with the consolidation of SLNG, Elba Express and SNG and an increase in debt and equity offerings as compared to 2009.
Tax Fees
     For the years ended December 31, 2010 and 2009, fees of $199,000 and $214,000 were paid to Ernst & Young LLP for professional services related to tax compliance and tax planning.
Audit-Related Fees
     No audit-related services were provided by our independent registered public accounting firm for the years ended December 31, 2010 and 2009.
All Other Fees
     No other fees were paid for the years ended December 31, 2010 and 2009.
     During 2010, the Audit Committee approved all the types of audit and permitted non-audit services which our independent auditors were to perform during the year, as required under applicable law and the cap on fees for each of these categories. The Audit Committee’s current practice is to consider for pre-approval annually all categories of audit and permitted non-audit services proposed to be provided by our independent auditors for a fiscal year. Pre-approval of tax services requires that the principal independent auditor provide the Audit Committee with written documentation of the scope and fee structure of the proposed tax services and discuss with the Audit Committee the potential effects, if any, of providing such services on the independent auditor’s independence. The Audit Committee will also consider for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. The Audit Committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for services that need to be addressed between Audit Committee meetings. The Audit Committee is then informed of these pre-approval decisions, if any, at the next meeting of the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following consolidated financial statements are included in Part II, Item 8 of this report:
     1. Financial Statements.

Page
El Paso Pipeline Partners, L.P.
Reports of Independent Registered Public Accounting Firm	46
Consolidated Statements of Income	48
Consolidated Balance Sheets	49
Consolidated Statements of Cash Flows	50
Consolidated Statements of Partners’ Capital and Comprehensive Income	51
Notes to Consolidated Financial Statements	52

2. Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts	78

All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. and (b). Exhibits	101
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2011.

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
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Pipeline Partners, L.P. and in the capacities with El Paso Pipeline GP Company, L.L.C., its General Partner, and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley James C. Yardley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ John R. Sult John R. Sult	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 28, 2011

/s/ Rosa P. Jackson Rosa P. Jackson	Vice President and Controller (Principal Accounting Officer)	February 28, 2011

/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr.	Chairman of the Board and Director	February 28, 2011

/s/ Douglas L. Foshee Douglas L. Foshee	Director	February 28, 2011

/s/ D. Mark Leland D. Mark Leland	Director	February 28, 2011

/s/ Arthur C. Reichstetter Arthur C. Reichstetter	Director	February 28, 2011

/s/ William A. Smith William A. Smith	Director	February 28, 2011

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
December 31, 2010
     Each exhibit identified below is filed as part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement.
EXHIBIT LIST

Exhibit
Number	Description

2.A	Contribution Agreement, dated July 24, 2009, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company and EPPP CIG GP Holdings, L.L.C. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 28, 2009).

2.B#	Contribution Agreement dated March 24, 2010 by and among El Paso Corporation, El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on March 25, 2010).

2.C	Contribution Agreement dated June 17, 2010, by and among El Paso Pipeline Partners, L.P., El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on June 22, 2010).

3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K, filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

Exhibit
Number	Description

4.A	Indenture dated June 1, 1987 between Southern Natural Gas Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.1 to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Second Supplemental Indenture dated as of February 13, 2001, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.2 to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007); Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (Exhibit 4.C to the Southern Natural Gas Company quarterly report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007); Fifth Supplemental Indenture dated October 15, 2007 by and among SNG, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on October 16, 2007); Sixth Supplemental Indenture dated November 1, 2007 by and among Southern Natural Gas Company, Southern Natural Issuing Corporation, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on November 7, 2007).

4.B	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007).

4.C	Indenture dated as of March 5, 2003 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.C to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

4.D	Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.1 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.2 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.3 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Fourth Supplemental Indenture dated October 15, 2007 by and between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on October 16, 2007); Fifth Supplemental Indenture dated November 1, 2007 by and among Colorado Interstate Gas Company, Colorado Interstate Issuing Corporation, and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on November 7, 2007).

4.E	Indenture, dated March 30, 2010, between El Paso Pipeline Partners Operating Company, L.L.C. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

Exhibit
Number	Description

4.F	First Supplemental Indenture, dated March 30, 2010, by and among El Paso Pipeline Partners Operating Company, L.L.C., El Paso Pipeline Partners, L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

4.G	Second Supplemental Indenture, dated November 19, 2010, by and among El Paso Pipeline Partners Operating Company, L.L.C., El Paso Pipeline Partners, L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

10.A	Credit Agreement, dated as of November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C. and Wyoming Interstate Company, Ltd. and the lenders and agents identified therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.B	Omnibus Agreement, dated November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Colorado Interstate Gas Company, Southern Natural Gas Company and El Paso Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.C	General Partnership Agreement of Colorado Interstate Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Colorado Interstate Gas Company Form 8-K filed with the SEC on November 7, 2007); First Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Colorado Interstate Gas Company Form 8-K filed with the SEC on October 6, 2008); Second Amendment to the General Partnership Agreement of Colorado Interstate Gas Company, dated July 24, 2009 (incorporated by reference to Exhibit 10.2 to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on July 28, 2009).

10.D	General Partnership Agreement of Southern Natural Gas Company, dated November 1, 2007 (incorporated by reference to Exhibit 3.C to the Southern Natural Gas Company Form 8-K filed with the SEC on November 7, 2007); First Amendment to the General Partnership Agreement of Southern Natural Gas Company, dated September 30, 2008 (incorporated by reference to Exhibit 3.A to the Southern Natural Gas Company Form 8-K filed with the SEC on October 6, 2008) ; Second Amendment to General Partnership Agreement of Southern Natural Gas Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on June 28, 2010); Third Amendment to General Partnership Agreement of Southern Natural Gas Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 2, 2010); Fourth Amendment to General Partnership Agreement of Southern Natural Gas Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

+10.E	Long-Term Incentive Plan of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.F	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1).

Exhibit
Number	Description

10.G	Form of Master Services Agreement by and between Colorado Interstate Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company, El Paso Natural Gas Company and CIG Pipeline Services Company L.L.C. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1).

10.H	Form of Master Services Agreement by and between Southern Natural Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company and SNG Pipeline Services Company, L.L.C. (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1).

10.I	Note Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., as guarantor, El Paso Pipeline Partners Operating Company, L.L.C., as issuer, and the insurance companies and financial institutions named therein as parties thereto (incorporated by reference to Exhibit 10.M to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.J	No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.A to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.K	Lease Agreement dated December 17, 2008, and effective on November 1, 2008, by and between WYCO Development LLC, a Colorado limited liability company, and Colorado Interstate Gas Company, a Delaware corporation (Exhibit 10.C to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.L	Contribution, Conveyance and Assumption Agreement by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Holdings, L.L.C., El Paso Pipeline GP Company, L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.M	Second Amended and Restated Limited Liability Company Agreement of El Paso Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.N	Third Amended and Restated Limited Liability Company Agreement of El Paso Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

10.O	Amended and Restated Limited Liability Company Agreement of Southern LNG Company, L.L.C. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.P	Second Amended and Restated Limited Liability Company Agreement of Southern LNG Company, L.L.C. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

Exhibit
Number	Description

10.Q	Firm Transportation Service Agreement under Rate Schedule FTS, dated October 5, 2007, between Elba Express Company and Shell NA LNG LLC (incorporated by reference to Exhibit 10.A of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.R^	Guaranty dated April 1, 2010, by Shell Oil Company, in favor of Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.B of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.S	Service Agreement under Rate Schedule LNG-3 dated October 5, 2007, between Southern LNG Inc. and Shell NA LNG LLC (incorporated by reference to Exhibit 10.C of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.T^	Guaranty dated April 1, 2010, by Shell Oil Company, in favor of Southern LNG Company, L.L.C. (incorporated by reference to Exhibit 10.D of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.U	Contribution, Conveyance and Assumption Agreement dated June 23, 2010, by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 28, 2010).

10.V	Contribution, Conveyance and Assumption Agreement dated June 30, 2010, by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2010).

10.W	Contribution Agreement dated November 12, 2010 by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., Southern Natural Gas Company, El Paso SNG Holding Company, L.L.C. and EPPP SNG GP Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

10.X	Contribution, Conveyance and Assumption Agreement dated November 19, 2010 by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Elba Express Company, L.L.C., El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern LNG Company, L.L.C., Southern Natural Gas Company, El Paso Pipeline GP Company, L.L.C. and El Paso Corporation. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

*12	Ratio of Earnings to Fixed Charges

*21	List of subsidiaries of El Paso Pipeline Partners, L.P.

*23.A	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

Exhibit
Number	Description

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.I NS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

^	Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.