Form 10-Q
period 2011-03-31
El Paso Pipeline Partners, L.P.
filed 2011-05-09
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     There were 190,967,863 Common Units and 3,897,303 General Partner Units outstanding as of May 2, 2011:

EL PASO PIPELINE PARTNERS, L.P.

Caption

Page
PART I — Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19

PART II — Other Information

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. (Removed and Reserved)	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22
EX-12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Below is a list of terms that are common to our industry and used throughout this document:

/d = per day	FERC = Federal Energy Regulatory Commission
BBtu = billion British thermal units	GAAP = Generally Accepted Accounting Principles
LNG = liquefied natural gas
When we refer to “us,” “we,” “our,” “ours,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
EL PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended
	March 31,
	2011	2010(1)
Operating revenues	$366	$333
Operating expenses
Operation and maintenance	92	83
Depreciation and amortization	41	34
Taxes, other than income taxes	17	15

	150	132

Operating income	216	201
Earnings from unconsolidated affiliates	4	5
Other income, net	2	15
Interest and debt expense, net	(59)	(35)
Affiliated interest income, net	—	1

Income before income taxes	163	187
Income tax expense	—	2

Net income	163	185
Net income attributable to noncontrolling interests	(48)	(69)

Net income attributable to El Paso Pipeline Partners, L.P.	$115	$116

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.57	$0.53
Subordinated units(2)	$—	$0.51

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Note 4 for further discussion.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$36	$69
Accounts and notes receivable
Customer, net of allowance	49	50
Affiliates	2	6
Other	40	42
Materials and supplies	32	31
Other	26	23

Total current assets	185	221

Property, plant and equipment, at cost	7,999	7,975
Less accumulated depreciation and amortization	2,296	2,283

Total property, plant and equipment, net	5,703	5,692

Other assets
Investments in unconsolidated affiliates	74	71
Regulatory assets	124	129
Other	63	64

Total assets	$6,149	$6,177

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$41	$36
Affiliates	30	39
Other	47	54
Short-term financing obligations, including current maturities	42	42
Taxes payable	28	33
Accrued interest	63	42
Other	32	35

Total current liabilities	283	281

Other liabilities
Long-term debt and other financing obligations, less current maturities	3,508	3,400
Other liabilities	90	86

	3,598	3,486

Commitments and contingencies (Note 7)

Partners’ capital
El Paso Pipeline Partners, L.P. partners’ capital
Common units (190,967,863 and 149,440,452 units issued and outstanding at March 31, 2011 and December 31, 2010)	3,475	2,686
Subordinated units (27,727,411 units issued and outstanding at December 31, 2010)	—	307
General partner units (3,897,303 and 3,615,578 units issued and outstanding at March 31, 2011 and December 31, 2010)	(1,800)	(1,564)

Total El Paso Pipeline Partners, L.P. partners’ capital	1,675	1,429
Noncontrolling interests	593	981

Total partners’ capital	2,268	2,410

Total liabilities and partners’ capital	$6,149	$6,177

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,
	2011	2010(1)

Cash flows from operating activities
Net income	$163	$185
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	41	34
Deferred income tax expense	—	1
Earnings from unconsolidated affiliates, adjusted for cash distributions	(3)	(1)
Other non-cash income items	4	(12)
Asset and liability changes
Income taxes payable	—	(12)
Accumulated deferred taxes	—	(58)
Other, net	26	(10)

Net cash provided by operating activities	231	127

Cash flows from investing activities
Capital expenditures	(68)	(88)
Cash paid to acquire interests in SLNG and Elba Express	—	(468)
Net change in notes receivable from affiliates	—	101
Other	2	1

Net cash used in investing activities	(66)	(454)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	467	236
Net proceeds from borrowings under credit facility	108	—
Net proceeds from issuance of long-term debt	—	439
Payments to retire long-term debt, including capital lease obligations	(1)	(1)
Cash distributions to unitholders and general partner	(86)	(50)
Cash distributions to El Paso	(37)	(81)
Cash contributions from El Paso	18	13
Excess of cash paid for SLNG and Elba Express interests over contributed book value	—	(190)
Cash paid to acquire additional interest in SNG	(667)	—

Net cash (used in) provided by financing activities	(198)	366

Net change in cash and cash equivalents	(33)	39
Cash and cash equivalents
Beginning of period	69	36

End of period	$36	$75

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (1)
(In millions)
(Unaudited)

	Limited Partners					Total
			General		Noncontrolling	Partners’
	Common	Subordinated	Partner	Total	Interests	Capital
Balance at December 31, 2009	$1,305	$297	$194	$1,796	$1,386	$3,182

Net income	55	15	46	116	69	185
Issuance of common and general partner units, net of issuance costs	231	—	5	236	—	236
Cash distributions to unitholders and general partner	(38)	(10)	(2)	(50)	—	(50)
Cash distributions to El Paso	—	—	(29)	(29)	(52)	(81)
Cash contributions from El Paso	—	—	7	7	6	13
Non-cash contributions from El Paso	—	—	33	33	31	64
Cash paid to general partner to acquire interests in Elba Express and SLNG	—	—	(658)	(658)	—	(658)
Other	(1)	—	—	(1)	—	(1)

Balance at March 31, 2010(1)	$1,552	$302	$(404)	$1,450	$1,440	$2,890

Balance at December 31, 2010	$2,686	$307	$(1,564)	$1,429	$981	$2,410

Net income	103	—	12	115	48	163
Conversion of subordinated units to common units	307	(307)	—	—	—	—
Issuance of common and general partner units, net of issuance costs	457	—	10	467	—	467
Cash distributions to unitholders and general partner	(78)	—	(8)	(86)	—	(86)
Cash distributions to El Paso	—	—	—	—	(37)	(37)
Cash contributions from El Paso	—	—	—	—	18	18
Cash paid to general partner to acquire additional interest in SNG	—	—	(667)	(667)	—	(667)
Acquisition of additional 25% interest in SNG	—	—	416	416	(416)	—
Other	—	—	1	1	(1)	—

Balance at March 31, 2011	$3,475	$—	$(1,800)	$1,675	$593	$2.268

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Organization
     We are a Delaware master limited partnership formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We conduct our operations through our 100 percent ownership of Wyoming Interstate Company, L.L.C. (WIC), an interstate natural gas system, Southern LNG Company L.L.C. (SLNG), an LNG storage and regasification terminal and Elba Express Company, L.L.C. (Elba Express), a natural gas pipeline. We have a 58 percent general partner interest in Colorado Interstate Gas Company (CIG) and an 85 percent general partner interest in Southern Natural Gas Company (SNG), which consist of interstate natural gas pipeline systems and related storage facilities. We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso Corporation (El Paso).
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). As an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. GAAP, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of March 31, 2011, and for the quarters ended March 31, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of December 31, 2010, was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
Significant Accounting Policies
     There were no changes in the significant accounting policies as described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2011.
2. Acquisition
     Acquisition of Additional Interest in SNG. In March 2011, we acquired an additional 25 percent general partner interest in SNG from El Paso for $667 million in cash. We financed the acquisition through (i) net proceeds of $467 million from our March 2011 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (ii) $200 million borrowings under our revolving credit facility (see Note 5). This transaction was for the acquisition of an additional noncontrolling interest in an already consolidated entity, thus was accounted for on a prospective basis. Accordingly, we have decreased our historical noncontrolling interest by $416 million associated with SNG and reflected the amount as an increase to general partner’s capital. We have reflected El Paso’s 15 percent general partner interest in SNG as a noncontrolling interest in our financial statements effective March 14, 2011. Subsequent to our November 2010 acquisition of an additional 15 percent general partner interest in SNG, as disclosed in our 2010 Annual Report on Form 10-K, we had the ability to control SNG’s operating and financial decisions and policies, thus consolidated SNG in our financial statements. We retrospectively adjusted our historical financial statements to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, pre-acquisition earnings of the incremental interest in SNG in historical periods have been allocated solely to our general partner. In addition, the retrospective consolidation of SNG increased net income attributable to EPB by $27 million for the quarter ended March 31, 2010. We reflected El Paso’s 40 percent general partner interest in SNG as a noncontrolling interest in our financial statements for the quarter ended March 31, 2010 and for the period of January 1, 2011 to March 13, 2011.

     Acquisition of SLNG and Elba Express. In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810 million. The consideration paid to El Paso consisted of $658 million in cash and the issuance of common units and general partner units (see Note 3). We financed the $658 million cash payment through (i) net proceeds of $420 million from the issuance of public debt in March 2010, (ii) $236 million cash on hand from the proceeds of our January 2010 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (iii) $2 million borrowings under our revolving credit facility. We recorded the additional interests in SLNG and Elba Express at their historical cost of $468 million and the excess cash paid to El Paso of $190 million over contributed book value as a decrease to general partners’ capital. Subsequent to the acquisition, we had the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies thus consolidated SLNG and Elba Express in our financial statements. As a result of the retrospective consolidation, earnings prior to the March 2010 acquisition have been allocated solely to our general partner. We reflected El Paso’s 49 percent member interest in each of SLNG and Elba Express as noncontrolling interests in our financial statements until the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express in November 2010.
     Other. During the first quarter of 2010 and prior to our acquisition, Elba Express purchased pipeline assets from SNG, its affiliate, for $8 million and sold pipeline assets to SNG for $18 million. We recorded both the purchase and sale at their historical cost and accordingly, recognized no gain or loss on these transactions.
3. Partners’ Capital
     In March 2011, we publicly issued 13,800,000 common units and issued 281,725 general partner units to El Paso for net proceeds of $467 million. The net proceeds from this offering were used as partial consideration to fund the acquisition of an additional 25 percent general partner interest in SNG (see Note 2). Following the issuance of the additional units, El Paso owns a 45 percent limited partner interest in us and retains its two percent general partner interest in us and all of our incentive distribution rights (IDRs).
     In January 2010, we publicly issued 9,862,500 common units and issued 201,404 general partner units to El Paso for net proceeds of $236 million. The net proceeds from this offering were subsequently used as partial consideration to acquire a 51 percent member interest in each of SLNG and Elba Express (see Note 2). Additionally, in March 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of member interests in SLNG and Elba Express.
4. Earnings Per Unit and Cash Distributions
     Earnings per unit. Earnings per unit is calculated based on actual distributions made to our unitholders, including the holders of IDRs, for the related reporting period. To the extent net income attributable to EPB exceeds cash distributions, the excess is allocated to unitholders based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to EPB, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions and are not based on the net income allocations used in the calculation of earnings per unit.
     We have retrospectively adjusted our historical financial statements as discussed in our 2010 Annual Report on Form 10-K for the consolidation of SLNG, Elba Express and SNG following the acquisition of controlling interests in each entity. As a result of the retrospective consolidations, earnings prior to the acquisition of controlling interests (pre-acquisition earnings) in SLNG, Elba Express and SNG have been allocated solely to our general partner in all periods presented.
     Net income attributable to EPB per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to EPB by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. For the quarters ended March 31, 2011 and 2010, the dilutive, restricted units outstanding were immaterial.

     The tables below show the (i) allocation of net income attributable to EPB and the (ii) net income attributable to EPB per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarters ended March 31, 2011 and 2010.
Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$115	$116
Less: Pre-acquisition earnings allocated to general partner	—	(43)

Income subject to 2% allocation of general partner interest	115	73
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(2)	(1)
General partner’s incentive distribution	(10)	(2)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$103	$70

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2011	2010
	Common	Common	Subordinated
Quarter Ended March 31,	(In millions, except for per unit amounts)
Distributions (1)	$88	$43	$11
Undistributed earnings	15	13	3

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$103	$56	$14

Weighted average limited partner units outstanding — Basic and Diluted	179.9	105.6	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.57	$0.53	$0.51

(1)	Reflects distributions declared to our unitholders of $0.46 per unit and $0.38 per unit for the quarters ended March 31, 2011 and 2010.
     Cash Distributions to Unitholders. Our unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the quarterly distributions to our unitholders and general partner (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarter Ended March 31,	Unit	Distribution	Declaration	Distribution
2010	$0.3800	$56	April 2010	May 2010
2011	$0.4600	$100	April 2011	May 2011
     Subordinated units and incentive distribution rights. As disclosed in our 2010 Annual Report on Form 10-K, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion does not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units. All of our IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the quarter ended March 31, 2011, our general partner will receive incentive distributions of $10 million in accordance with the partnership agreement for the first quarter of 2011. For a further discussion of our subordinated units and IDRs, see our 2010 Annual Report on Form 10-K.

5. Long-Term Debt and Other Financing Obligations

	March 31,	December 31,
	2011	2010
	(In millions)
Current maturities on long term debt	$42	$42
Long-term financing obligations	3,508	3,400

Total	$3,550	$3,442

     Credit Facility. In March 2011, we borrowed from our revolving credit facility as partial consideration to fund the additional 25 percent general partner interest in SNG (see Note 2). As of March 31, 2011 and December 31, 2010, we had $378 million and $270 million outstanding under our revolving credit facility. As of March 31, 2011, our remaining availability under this facility was approximately $342 million. In determining our available capacity, we have assessed our lender’s ability to fund under our credit facility. Our all-in borrowing rate under this facility was 1 percent as of March 31, 2011 and December 31, 2010. As of March 31, 2011, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our 2010 Annual Report on Form 10-K.
     Other Debt Obligations. El Paso Pipeline Partners Operating Company, L.L.C.’s (EPPOC) senior notes are guaranteed fully and unconditionally by its parent, EPB. EPPOC is a wholly owned subsidiary of EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express and SNG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than 3 percent of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.
6. Fair Value of Financial Instruments

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term financing obligations, including current maturities	$3,550	$3,873	$3,442	$3,638
     As of March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, short-term borrowings, trade and other receivables and payables represent fair value because of the short-term nature of these instruments. We estimate the fair value of our debt based on quoted market prices for the same or similar issues. The estimated fair values of our other financing obligations are based on observable inputs other than quoted prices in active markets, Level 2 measurements.
7. Commitments and Contingencies
Legal Proceedings
     We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2011, we had approximately $2 million accrued for our outstanding legal proceedings.

Rates and Regulatory Matters
     CIG Rate Case. In February 2011, FERC approved an amendment of CIG’s 2006 rate case settlement, allowing the effective date of a required new rate case to be moved to December 1, 2011. In April 2011, CIG filed a second petition to amend the effective date of a required new rate case to be moved to February 1, 2012 to allow CIG and its shippers the opportunity to reach a settlement of the rate proceeding before it is formally filed with the FERC. The FERC has not ruled on that petition. At this time, the outcome of the pre-filing settlement negotiations and the outcome of the upcoming general rate case, in the event pre-filing settlement cannot be reached, are uncertain.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2011, our accrual was approximately $10 million for environmental matters. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related environmental legal costs.
     Our estimates of potential liability range from approximately $10 million to approximately $33 million. Our recorded environmental liabilities reflect our current estimates of amounts we will expend on remediation projects in various stages of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
     Superfund Matters. Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated, as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund, or state equivalents for one active site. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. We consider the financial strength of other PRPs in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.
     For 2011, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $9 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
Other Commitment
     During 2009, SNG entered into a $57 million letter of credit associated with estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, the value of the letter of credit is reduced. At March 31, 2011, the letter of credit has been reduced to approximately $18 million.

8. Accounts Receivable Sales Program
     We participate in accounts receivable sales programs where we sell receivables in their entirety to a third party financial institution (through wholly-owned special purpose entities). The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The third party financial institution involved in these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct, or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.
     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The table below contains information related to our accounts receivable sales programs.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$275	$260
Cash received for accounts receivable sold under the program	159	202
Deferred purchase price related to accounts receivable sold	116	58
Cash received related to the deferred purchase price	120	108
Amount paid in conjunction with terminated programs(2)	—	50

(1)	During the quarters ended March 31, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $50 million to acquire the related senior interest in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	March 31,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$87	$93
Uncollected deferred purchase price related to accounts receivable sold (1)	37	41

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows. Under the accounts receivable sales programs, we service the underlying receivables for a fee. The fair value of these servicing agreements, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2011 and 2010.
9. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     WYCO and Bear Creek. CIG has a 50 percent investment in WYCO Development LLC (WYCO). CIG has other financing obligations payable to WYCO totaling $178 million as of March 31, 2011 and December 31, 2010. SNG owns a 50 percent ownership in Bear Creek, a joint venture with Tennessee Gas Pipeline Company, an affiliate. For the quarters ended March 31, 2011 and 2010, SNG received $1 million and $3 million in cash distributions from Bear Creek. We account for the investments in WYCO and Bear Creek using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings recorded from these investments.

     Net Investment and Earnings

			Earnings from
	Investments		Unconsolidated Affiliates
	March 31,	December 31,	Quarter Ended March 31,
	2011	2010	2011	2010
	(In millions)		(In millions)
WYCO	$15	$15	$—	$1
Bear Creek	59	56	4	4

Total	$74	$71	$4	$5

Transactions with Affiliates
     CIG Cash Distributions to El Paso. CIG is required to make quarterly distributions of available cash, as defined in its partnership agreement, to its partners, including us. We have reflected 42 percent of CIG’s distributions paid to El Paso as distributions to its noncontrolling interest holder. In April 2011, CIG paid a cash distribution of $22 million to El Paso, its noncontrolling interest holder.
     SNG Cash Distributions to El Paso. SNG is required to make quarterly distributions of available cash, as defined in its partnership agreement, to its partners, including us. Due to the retrospective consolidation of SNG, we have reflected 40 percent of SNG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in 2010. SNG’s remaining historical distributions prior to consolidation in November 2010 (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. In April 2011, SNG paid the first quarter 2011 cash distribution of $12 million to El Paso, its noncontrolling interest holder, based on El Paso’s 15 percent general partner interest.
     The following table summarizes the cash distributions paid to El Paso for the quarter ended March 31, 2011 and 2010.

	Quarter Ended
	March 31,
	2011	2010
	(In millions)
CIG Distributions to El Paso
Distributions to noncontrolling interest holder	$18	$19

SNG Distributions to El Paso
Distributions to noncontrolling interest holder	19	33
Distributions of pre-acquisition earnings	—	29

Cash distributions to El Paso	19	62

Total cash distributions to El Paso	$37	$81

     Other Contributions. In March 2010, in conjunction with our acquisition of SLNG and Elba Express, El Paso made a non-cash contribution of $64 million to Elba Express to eliminate its non-interest bearing advance from El Paso. Prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13 million. In January 2011, El Paso made capital contributions of $8 million and $10 million to CIG and SNG, respectively, to fund their share of expansion project expenditures for the fourth quarter of 2010. In April 2011, El Paso made capital contributions of $5 million to CIG and SNG, respectively, to fund their share of expansion project expenditures for the first quarter of 2011.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended
	March 31,
	2011	2010
	(In millions)
Revenues	$6	$6
Operation and maintenance expense	55	55
Reimbursement of operating expenses	1	1

     Note Payable with Affiliate. We have a note payable to El Paso recorded as long-term debt on our balance sheet with $10 million outstanding at March 31, 2011 and December 31, 2010. For a further discussion of our notes payable with affiliates, see our 2010 Annual Report on Form 10-K.
     Income Taxes. In February  2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $72 million. Settlement of the tax balances was made by the repayment of notes receivable from El Paso’s cash management program.
     Other Affiliate Balances. As of March 31, 2011 and December 31, 2010, we had accounts receivable with affiliates arising in the ordinary course of business of $2 million and $6 million. In addition, as of March 31, 2011 and December 31, 2010, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $30 million and $39 million. We also had contractual deposits from affiliates of $8 million included in other current liabilities on our balance sheets as of March 31, 2011 and December 31, 2010.
     WIC leases a compressor station from CIG’s unconsolidated affiliate, WYCO, and made lease payments to WYCO of less than $1 million for the quarters ended March 31, 2011 and 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in Item 2 updates, and should be read in conjunction with information disclosed in our 2010 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Overview and Outlook
     In March 2011, we acquired an additional 25 percent general partner interest in SNG from El Paso and, as a result, currently own an aggregate 85 percent general partner interest in SNG. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 2.
     During the quarter ended March 31, 2011, we generated significant earnings and continued to focus on delivering on our remaining backlog of expansion projects. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. SNG has significant expansion projects in progress, including the construction of Phase II of the South System III Expansion project, which began in February 2011. For further discussion of our expansion projects, see our 2010 Annual Report on
Form 10-K.
     Earnings before interest expense and income taxes (EBIT) for the first quarter 2011 were up 14 percent over the same period in 2010 primarily driven by the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express, the acquisition of incremental general partner interests in SNG and the completion of organic growth projects in 2010. In 2011, we expect that we will continue to generate strong earnings and operating cash flows. Approximately 92 percent of our revenues are collected in the form of demand or reservation charges, which are not dependent upon commodity prices or throughput levels. This coupled with the diversity of our systems, helps mitigate against risk of changes in throughput and ongoing shifts in supply and demand.
     As of March 31, 2011, we had approximately $378 million of liquidity, consisting of $342 million of available borrowing capacity under the credit facility and $36 million of cash on hand. We expect our available liquidity and operating cash flows in 2011 to be sufficient to fund our estimated 2011 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements. For a further discussion, see Liquidity and Capital Resources.
Results of Operations
     Our management uses EBIT as a measure to assess the operating results and effectiveness of our business, which consists of both consolidated operations and investments in unconsolidated affiliates. We believe EBIT is useful to our investors to provide them with the same measure used by management to evaluate our performance so that investors may evaluate our operating results without regard to our financing methods or capital structure. We define EBIT as net income adjusted for items such as (i) interest and debt expense, net, (ii) affiliated interest income and expense, net, (iii) income tax expense and (iv) net income attributable to noncontrolling interest. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income, income before income taxes and other performance measures such as operating income or operating cash flows.
     Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our operating results for the quarter ended March 31, 2011 compared to the same period in 2010, which reflects the retrospective adjustment of our historical financial statements discussed in Item 8, Financial Statements and Supplementary Data, Note 2 of our 2010 Annual Report on Form 10-K.

Operating Results:

	Quarter Ended March 31,
	2011	2010
	(In millions, except for volumes)
Operating revenues	$366	$333
Operating expenses	150	132

Operating income	216	201
Earnings from unconsolidated affiliates	4	5
Other income, net	2	15

EBIT before adjustment for noncontrolling interests	222	221
Net income attributable to noncontrolling interests	(48)	(69)

EBIT	174	152
Interest and debt expense, net	(59)	(35)
Affiliated interest income, net	—	1
Income tax expense	—	(2)

Net income attributable to El Paso Pipeline Partners, L.P.	115	116
Net income attributable to noncontrolling interests	48	69

Net income	$163	$185

Throughput volumes (BBtu/d)(1)	7,170	7,559

(1)	Throughput volumes are presented for WIC, CIG and SNG only and exclude intrasegment volumes. Elba Express was placed in service in March 2010 and although capacity is under contract, the average volumes transported during the quarter ended March 31, 2011 were not material.
Below is a discussion of factors impacting EBIT for the quarters ended March 31, 2011 and 2010.

	Variance
	Operating	Operating
	Revenue	Expense	Other	Total
		Favorable/(Unfavorable)
		(In millions)
Expansions	$41	$(7)	$(14)	$20
Transportation revenues and expenses	(6)	(4)	—	(10)
Operating and general and administrative expenses	—	(5)	—	(5)
Other(1)	(2)	(2)	—	(4)

Total impact on EBIT before adjustment for noncontrolling interests	33	(18)	(14)	1
Net income attributable to noncontrolling interests	—	—	21	21

Total impact on EBIT	$33	$(18)	$7	$22

(1)	Consists of individually insignificant items.
     Expansions. Our EBIT increased during the quarter ended March 31, 2011 due to expansion projects placed into service during 2010. This increase was driven by higher revenues partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction from expansion projects, as follows:

2011 to 2010
(In millions)
WIC
WIC System Expansion	$3
CIG
Raton Expansion	2
SLNG
Elba III Phase A Expansion	9
SNG
South System III & SESH Phase II	6

Total impact on EBIT	$20

     Transportation Revenues and Expenses. For the quarter ended March 31, 2011, we experienced lower revenues as a result of a $5 million decrease in reservation revenue driven by lower Rockies production impacting WIC and nonrenewal of expiring contracts on SNG. We also experienced $3 million lower usage and interruptible revenues when compared to 2010 due to extremely cold temperatures on our SNG system in 2010. Additionally, WIC experienced a $3 million increase in reservation revenue which was offset by higher expenses as a result of an increased third party capacity commitment. Throughput decreased primarily due to lower demand for volumes on WIC and SNG partially offset by higher on-system demand on CIG. However, this decrease in throughput did not have a significant impact on EBIT as a material portion of our revenues are derived from firm reservation contracts.
     Operating and General and Administrative Expenses. For the quarter ended March 31, 2011, our operating and general and administrative expenses increased primarily due to higher field repair and maintenance expenses and higher employee benefit costs.
     Net Income Attributable to Noncontrolling Interests. During the quarter ended March 31, 2011, our net income attributable to noncontrolling interests decreased as compared to the same period in 2010 primarily due to the acquisition of the remaining member interest in each of SLNG and Elba Express in November 2010.
     Other Regulatory Matters. Our pipeline systems periodically file for changes in their rates, which are subject to approval by the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to positively or negatively impact our profitability. Currently, we have upcoming rate actions with anticipated effective dates from 2011 through 2013. For further discussion regarding our rate cases see our 2010 Annual Report on Form 10-K.
     CIG Rate Case. In February 2011, FERC approved an amendment of CIG’s 2006 rate case settlement, allowing the effective date of a required new rate case to be moved to December 1, 2011. In April 2011, CIG filed a second petition to amend the effective date of a required new rate case to be moved to February 1, 2012 to allow CIG and its shippers the opportunity to reach a settlement of the rate proceeding before it is formally filed with the FERC. The FERC has not ruled on that petition. At this time, the outcome of the pre-filing settlement negotiations and the outcome of the upcoming general rate case, in the event pre-filing settlement cannot be reached, are uncertain.
Interest and Debt Expense
     Our interest and debt expense increased by $24 million during the quarter ended March 31, 2011 as compared to the same period in 2010 primarily due to higher average debt outstanding used to fund acquisitions and organic expansion projects. The increase in our average debt outstanding was attributable to the 2010 issuance of approximately $1 billion in debt by EPPOC as described in our 2010 Annual Report on Form 10-K. This increase was partially offset by a decrease in the average balance outstanding under our credit facility from approximately $520 million for the quarter ended March 31, 2010 to approximately $315 million for the same period in 2011. The average interest rates under our credit facility were less than 1 percent for the quarters ended March 31, 2011 and 2010. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5.
Income Taxes
     SLNG converted into a non-taxpaying limited liability company in February 2010 and is no longer subject to income taxes. Prior to the conversion, SLNG incurred $2 million of income tax expense for the quarter ended March 31, 2010.
Distributable Cash Flow
     We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, pre-acquisition undistributed earnings from consolidated subsidiaries and other income and expenses, net, which primarily includes deferred revenue, a non-cash allowance for equity funds used during construction (AFUDC equity) and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income tax expense, (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliated interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates, and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.

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
     Our Distributable Cash Flow was $152 million and $91 million for the quarters ended March 31, 2011 and 2010. The increase in Distributable Cash Flow in 2011 was primarily due to higher revenues from expansions placed in service and our increased ownership interest in SLNG, Elba Express and SNG. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the quarters ended March 31, 2011 and 2010:
Reconciliation of Distributable Cash Flow to Net Income.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Net income	$163	$185
Net income attributable to noncontrolling interests	(48)	(69)

Net income attributable to El Paso Pipeline Partners, L.P.	115	116
Add: Income tax expense	—	2
Add: Interest and debt expense, net	59	35
Less: Affiliated interest income, net	—	(1)

EBIT (1)	174	152
Add:
Depreciation and amortization	41	34
Distributions declared by unconsolidated affiliates	5	4
Net income attributable to noncontrolling interests	48	69
Less:
Earnings from unconsolidated affiliates	(4)	(5)
Declared distributions by majority owned subsidiaries to El Paso (2)	(34)	(83)

Adjusted EBITDA	230	171

Less:
Cash interest expense, net	(57)	(37)
Maintenance capital expenditures	(20)	(11)
Pre-acquisition undistributed earnings from consolidated subsidiaries(3)	—	(11)
Other, net (4)	(1)	(21)

Distributable Cash Flow	$152	$91

(1)	For a further discussion of our use of EBIT, see Results of Operations.

(2)	In 2011, declared distributions include $22 million from CIG and $12 million from SNG. In 2010, declared distributions include $24 million from CIG, $8 million from SLNG and $51 million from SNG.

(3)	The 2010 amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by us.

(4)	Includes deferred revenue and certain non-cash items such as AFUDC equity, a $5 million reserve for Elba Express’ undistributed earnings in the first quarter of 2010 and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Quarter Ended March 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$231	$127
Income tax expense	—	2
Interest and debt expense, net	59	35
Affiliated interest income, net	—	(1)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(34)	(83)
SLNG pre-acquisition taxes payable	—	12
SLNG pre-acquisition accumulated deferred taxes	—	58
Changes in working capital and other	(26)	21

Adjusted EBITDA	230	171

Less:
Cash interest expense, net	(57)	(37)
Maintenance capital expenditures	(20)	(11)
Pre-acquisition undistributed earnings from consolidated subsidiaries(2)	—	(11)
Other, net (3)	(1)	(21)

Distributable Cash Flow	$152	$91

(1)	In 2011, declared distributions include $22 million from CIG and $12 million from SNG. In 2010, declared distributions include $24 million from CIG, $8 million from SLNG and $51 million from SNG.

(2)	The 2010 amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by us.

(3)	Includes deferred revenue and certain non-cash items such as AFUDC equity, a $5 million reserve for Elba Express’ undistributed earnings in the first quarter of 2010 and other items.
Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7, which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.
Liquidity and Capital Resources
     Our primary sources of cash include cash flow from operations and funds obtained through long term financing activities and bank credit facilities. We do not typically rely on short-term borrowings to fulfill our liquidity needs. Our primary uses of cash are funding capital expenditure programs, meeting operating needs and paying distributions.
     Available Liquidity and Liquidity Outlook for 2011. Our primary sources of cash and uses of cash are consistent with those described in our 2010 Form 10-K. As of March 31, 2011, we had approximately $378 million of liquidity consisting of $342 million of availability under our revolving credit facility and $36 million of cash on hand. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. For a further discussion of our revolving credit facility, see Item 1, Financial Statements, Note 5.
     Our 2011 capital requirements will allow us to place a substantial portion of our remaining backlog in service throughout 2011 and 2012. Our cash capital expenditures for the quarter ended March 31, 2011, and the amount of cash we expect to spend for the remainder of 2011 to grow and maintain our businesses are as follows:

	Quarter Ended	2011
	March 31, 2011	Remaining	Total
	(In millions)
Maintenance	$20	$91	$111
Growth	48	114	162

Total	$68	$205	$273

     We continue construction on our SNG South System III expansion project. Phase II and Phase III of the expansion are expected to be placed in-service in June 2011 and 2012, respectively. We continue to evaluate additional expansion opportunities around our well-positioned assets. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital projects through borrowings under our credit facility and capital contributions from El Paso. We have $42 million of current debt maturities which we anticipate refinancing the majority through revolver borrowings.
     We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2011 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.
Overview of Cash Flow Activities. Our cash flows for the quarter ended March 31, 2011 are summarized as follows:

2011
(In millions)
Cash Flow from Operations
Net income	$163
Non-cash income adjustments	42
Change in assets and liabilities	26

Total cash flow from operations	$231

Other Cash Inflows
Investing activities
Other	2

2

Financing activities
Net proceeds from issuance of common and general partner units	467
Net proceeds from borrowings under credit facility	108
Cash contributions from El Paso	18

593

Total other cash inflows	$595

Cash Outflows
Investing activities
Capital expenditures	$(68)

(68)

Financing activities
Payments to retire long-term debt, including capital lease obligations	(1)
Cash distributions to unitholders and general partner	(86)
Cash distributions to El Paso	(37)
Cash paid to acquire additional interests in SNG	(667)

(791)

Total cash outflows	$(859)

Net change in cash and cash equivalents	$(33)

     For the quarter ended March 31, 2011, we generated cash flow from operations of $231 million compared with $127 million in the same period in 2010. Our operating cash flow in 2011 increased as compared to 2010 primarily due to higher revenue from our WIC System Expansion, Raton 2010 Expansion, Elba III Phase A Expansion and Elba Express pipeline which were placed in service in 2010. Our 2010 operating cash flows were burdened primarily due to SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances. In March 2011, we received $467 million in net proceeds from the issuance of additional common and general partner units and $108 million in net borrowings from our revolving credit facility.
     During 2011, we utilized our cash inflows to pay distributions, including the CIG and SNG distributions to El Paso of its share of available cash (see Item 1, Financial Statements, Note 9), to fund maintenance and growth projects and to acquire additional interest in SNG. We made cash distributions to our unitholders of $86 million during the quarter ended March 31, 2011 compared with $50 million in the same period in 2010, reflecting a greater number of partnership units outstanding and an increase in our cash distribution per unit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2010 Annual Report on Form 10-K.

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
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. There have been no material changes in our risk factors since that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits
     The Exhibit Index is incorporated herein by reference.
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

EL PASO PIPELINE PARTNERS, L.P.

	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: May 6, 2011	By:	/s/ John R. Sult John R. Sult
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2011	By:	/s/ Rosa P. Jackson Rosa P. Jackson
Vice President and Controller
(Principal Accounting Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

10.A	Contribution Agreement dated March 4, 2011 by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, Southern Natural Gas Company, El Paso SNG Holding Company, L.L.C. and EPPP SNG GP Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 17, 2011).

10.B	Contribution, Conveyance and Assumption Agreement by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on March 17, 2011).

10.C	Fifth Amendment to General Partnership Agreement of Southern Natural Gas Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 17, 2011).

12*	Ratio of Earnings to Fixed Charges

31.A*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.B*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.A*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.B*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document