Form 10-Q
period 2011-06-30
El Paso Pipeline Partners, L.P.
filed 2011-08-08
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     There were 205,693,269 Common Units and 4,197,822 General Partner Units outstanding as of August 2, 2011.

EL PASO PIPELINE PARTNERS, L.P.

Caption	Page
PART I — Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21

PART II — Other Information

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. (Removed and Reserved)	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

EX-10.F
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
When we refer to “us,” “we,” “our,” “ours,” “the company,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010(1)	2011	2010(1)
Operating revenues	$358	$328	$724	$661
Operating expenses
Operation and maintenance	104	92	196	175
Depreciation and amortization	43	39	84	73
Taxes, other than income taxes	18	15	35	30

	165	146	315	278

Operating income	193	182	409	383
Earnings from unconsolidated affiliates	4	3	8	8
Other income, net	2	5	4	20
Interest and debt expense, net	(61)	(48)	(120)	(83)
Affiliated interest income, net	—	1	—	2

Income before income taxes	138	143	301	330
Income tax expense	—	—	—	2

Net income	138	143	301	328
Net income attributable to noncontrolling interests	(22)	(56)	(70)	(125)

Net income attributable to El Paso Pipeline Partners, L.P.	$116	$87	$231	$203

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.50	$0.45	$1.06	$0.98
Subordinated units(2)	$—	$0.42	$—	$0.92

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Note 4 for further discussion.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$39	$69
Accounts and notes receivable
Customer, net of allowance	41	50
Affiliates	3	6
Other	43	42
Materials and supplies	33	31
Other	23	23

Total current assets	182	221

Property, plant and equipment, at cost	8,053	7,975
Less accumulated depreciation and amortization	2,329	2,283

Total property, plant and equipment, net	5,724	5,692

Other long-term assets
Investments in unconsolidated affiliates	73	71
Regulatory assets	123	129
Other	71	64

Total assets	$6,173	$6,177

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$36	$36
Affiliates	32	39
Other	29	54
Short-term financing obligations, including current maturities	42	42
Taxes payable	32	33
Accrued interest	44	42
Other	37	35

Total current liabilities	252	281

Other long-term liabilities
Long-term debt and other financing obligations, less current maturities	3,799	3,400
Other liabilities	84	86

	3,883	3,486

Commitments and contingencies (Note 7)

Partners’ capital
El Paso Pipeline Partners, L.P. partners’ capital
Common units (205,693,269 and 149,440,452 units issued and outstanding at June 30, 2011 and December 31, 2010)	3,976	2,686
Subordinated units (27,727,411 units issued and outstanding at December 31, 2010)	—	307
General partner units (4,197,822 and 3,615,578 units issued and outstanding at June 30, 2011 and December 31, 2010)	(2,050)	(1,564)

Total El Paso Pipeline Partners, L.P. partners’ capital	1,926	1,429
Noncontrolling interests	112	981

Total partners’ capital	2,038	2,410

Total liabilities and partners’ capital	$6,173	$6,177

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010(1)
Cash flows from operating activities
Net income	$301	$328
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	84	73
Deferred income tax expense	—	1
Earnings from unconsolidated affiliates, adjusted for cash distributions	(2)	(1)
Other non-cash income items	8	(7)
Asset and liability changes
Income taxes payable	—	(12)
Accumulated deferred taxes	—	(58)
Other, net	(1)	(22)

Net cash provided by operating activities	390	302

Cash flows from investing activities
Capital expenditures	(134)	(149)
Cash paid to acquire interests in SNG, SLNG and Elba Express	—	(787)
Net change in notes receivable from affiliates	—	171
Other	—	6

Net cash used in investing activities	(134)	(759)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	968	561
Net proceeds from borrowings under credit facility	93	—
Net proceeds from issuance of long-term debt	297	547
Payments to retire long-term debt, including other financing obligations	(3)	(4)
Cash distributions to unitholders and general partner	(186)	(106)
Cash distributions to El Paso	(71)	(178)
Cash contributions from El Paso	28	13
Excess of cash paid for SNG, SLNG and Elba Express interests over contributed book value	—	(364)
Cash paid to acquire additional interests in SNG and CIG	(1,412)	—
Other	—	1

Net cash (used in) provided by financing activities	(286)	470

Net change in cash and cash equivalents	(30)	13
Cash and cash equivalents
Beginning of period	69	36

End of period	$39	$49

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In millions)
(Unaudited)

	Limited Partners					Total
			General		Noncontrolling	Partners’
	Common	Subordinated	Partner	Total	Interests	Capital
Balance at December 31, 2009	$1,305	$297	$194	$1,796	$1,386	$3,182
Net income	106	27	70	203	125	328
Issuance of common and general partner units, net of issuance costs	549	—	12	561	—	561
Cash distributions to unitholders and general partner	(82)	(20)	(4)	(106)	—	(106)
Cash distributions to El Paso	—	—	(53)	(53)	(125)	(178)
Cash contributions from El Paso	—	—	7	7	6	13
Non-cash contributions from El Paso	—	—	33	33	31	64
Cash paid to general partner to acquire interests in SLNG and Elba Express	—	—	(658)	(658)	—	(658)
Cash paid to general partner to acquire additional interest in SNG	—	—	(493)	(493)	—	(493)
Other	1	—	(2)	(1)	(1)	(2)

Balance at June 30, 2010(1)	$1,879	$304	$(894)	$1,289	$1,422	$2,711

Balance at December 31, 2010	$2,686	$307	$(1,564)	$1,429	$981	$2,410
Net income	201	—	30	231	70	301
Conversion of subordinated units to common units	307	(307)	—	—	—	—
Issuance of common and general partner units, net of issuance costs	948	—	20	968	—	968
Cash distributions to unitholders and general partner	(166)	—	(20)	(186)	—	(186)
Cash distributions to El Paso	—	—	—	—	(71)	(71)
Cash contributions from El Paso	—	—	—	—	28	28
Cash paid to general partner to acquire additional interests in CIG and SNG	—	—	(1,412)	(1,412)	—	(1,412)
Acquisition of additional interests in CIG and SNG	—	—	896	896	(896)	—

Balance at June 30, 2011	$3,976	$—	$(2,050)	$1,926	$112	$2,038

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Organization
     We are a Delaware master limited partnership formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own Wyoming Interstate Company, L.L.C. (WIC), Southern LNG Company, L.L.C. (SLNG), Elba Express Company, L.L.C. (Elba Express), Southern Natural Gas Company, L.L.C. (SNG) and an 86 percent general partner interest in Colorado Interstate Gas Company (CIG). WIC and CIG are interstate pipeline systems serving the Rocky Mountain region, SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia, and both Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States. We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso Corporation (El Paso).
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). As an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. GAAP, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of June 30, 2011, and for the quarters and six months ended June 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     Effective August 1, 2011, SNG converted their legal structure to a limited liability company and changed their name to Southern Natural Gas Company, L.L.C.
Significant Accounting Policies
     There were no changes in the significant accounting policies as described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of June 30, 2011.
2. Acquisitions
     2011 Acquisitions. In June 2011, we acquired the remaining 15 percent general partner interest in SNG and an additional 28 percent general partner interest in CIG from El Paso for $745 million in cash. We financed the acquisition through (i) net proceeds of $501 million from our May 2011 public offering of common units and related issuance of general partner units to El Paso, including the underwriters’ June 2011 exercise of the overallotment option (see Note 3) and (ii) $244 million borrowings under our revolving credit facility. This transaction was for the acquisition of additional interests in already consolidated entities, thus was accounted for on a prospective basis.
     In March 2011, we acquired an additional 25 percent general partner interest in SNG from El Paso for $667 million in cash. We financed the acquisition through (i) net proceeds of $467 million from our March 2011 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (ii) $200 million borrowings under our revolving credit facility. This transaction was for the acquisition of an additional interest in an already consolidated entity, thus was accounted for on a prospective basis.
     We have decreased our historical noncontrolling interests in SNG and CIG for both the June and March 2011 acquisitions by $896 million and reflected that amount as an increase to general partner’s capital. We reflected El Paso’s general partner interest in SNG and CIG as noncontrolling interest in our financial statements. El Paso’s general partner interest in SNG was 40 percent from January 1, 2011 to March 13, 2011 and 15 percent until the June 29, 2011 acquisition of the remaining general partner interest. Subsequent to the June 2011 acquisition, SNG became a wholly owned subsidiary of EPB. We reflected El Paso’s 42 percent general partner interest in CIG as noncontrolling interest in our financial statements for all periods presented.

     2010 Acquisitions. In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso for $493 million in cash. We financed the acquisition through (i) net proceeds of $325 million from our June 2010 public offering of common units and the related issuance of general partner units to El Paso (see Note 3), (ii) $110 million from the issuance of public debt, (iii) $21 million from El Paso’s repayment of our demand notes receivable and (iv) $37 million borrowed under our revolving credit facility. We recorded the additional interest in SNG at its historical cost of $319 million and the excess cash paid to El Paso of $174 million over contributed book value as a decrease to general partners’ capital. Subsequent to our November 2010 acquisition of an additional 15 percent general partner interest in SNG, as disclosed in our 2010 Annual Report on Form 10-K, we had the ability to control SNG’s operating and financial decisions and policies and as a result consolidated SNG in our financial statements. We retrospectively adjusted our historical financial statements to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, pre-acquisition earnings of the incremental interest in SNG in historical periods have been allocated solely to our general partner. In addition, the retrospective consolidation of SNG increased net income attributable to EPB by $20 million and $47 million for the quarter and six months ended June 30, 2010. We reflected El Paso’s 40 percent general partner interest in SNG as a noncontrolling interest in our financial statements for the quarter and six months ended June 30, 2010.
     In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810 million. The consideration paid to El Paso consisted of $658 million in cash and the issuance of common units and general partner units (See Note 3). We financed the $658 million cash payment through (i) net proceeds of $420 million from the issuance of public debt in March 2010, (ii) $236 million of cash on hand from the proceeds of our January 2010 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (iii) $2 million borrowed under our revolving credit facility. We recorded the additional interests in SLNG and Elba Express at their historical cost of $468 million and the excess cash paid to El Paso of $190 million over contributed book value as a decrease to general partners’ capital. Subsequent to the acquisition, we had the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and as a result consolidated SLNG and Elba Express in our financial statements. The retrospective consolidation of SLNG and Elba Express increased net income attributable to EPB by $16 million for the six months ended June 30, 2010.
     Prior to our acquisition of SLNG and Elba Express, Elba Express purchased pipeline assets from SNG, its affiliate, for $8 million and sold pipeline assets to SNG for $18 million. We recorded both the purchase and sale at their historical cost and accordingly, recognized no gain or loss on these transactions.
3. Partners’ Capital
     We issued common units to the public and issued general partner units to El Paso. The net proceeds from the offerings were used as partial consideration to fund acquisitions from El Paso. The table below shows the units issued, the net proceeds for the issuances and the use of the proceeds.

		General
Issuance	Common	Partner	Net Proceeds
Date	Units	Units	(In millions)	Use of Proceeds
May 2011(1)	14,725,406	300,519	$501	Additional 28% interest in CIG and remaining 15% interest in SNG
March 2011	13,800,000	281,725	467	Additional 25% interest in SNG
June 2010	11,500,000	234,694	325	Additional 20% interest in SNG
January 2010	9,862,500	201,404	236	51% interest in each of SLNG and Elba Express

(1)	Includes the underwriters’ June 2011 exercise of the overallotment option.
     In addition, in March 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of the 51 percent member interests in each of SLNG and Elba Express.
     As of June 30, 2011, El Paso owns a 42 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs).

4. Earnings Per Unit and Cash Distributions
     Earnings per unit. Earnings per unit is calculated based on distributions declared to our unitholders, including distributions related to the IDRs for the related reporting period. To the extent net income attributable to EPB exceeds cash distributions, the excess is allocated to unitholders and holder of IDRs based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to EPB, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions and are not based on the net income allocations used in the calculation of earnings per unit.
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
     Net income attributable to EPB per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to EPB by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. For the quarters and six months ended June 30, 2011 and 2010, the dilutive, restricted units outstanding were immaterial.
     The tables below show the (i) allocation of net income attributable to EPB and the (ii) net income attributable to EPB per limited partner unit based on the number of basic and diluted limited partner units outstanding.
     Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$116	$87	$231	$203
Less: Pre-acquisition earnings allocated to general partner	—	(20)	—	(63)

Income subject to 2% allocation of general partner interest	116	67	231	140
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(3)	(2)	(5)	(3)
General partner’s incentive distribution	(15)	(2)	(25)	(4)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$98	$63	$201	$133

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2011	2010
	Common	Common	Subordinated
Quarter Ended June 30,	(In millions, except for per unit amounts)
Distributions (1)	$99	$50	$11
Undistributed earnings/ (excess distribution)	(1)	2	—

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$98	$52	$11

Weighted average limited partner units outstanding — Basic and Diluted	197.9	113.7	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.50	$0.45	$0.42

	2011	2010
	Common	Common	Subordinated
Six Months Ended June 30,	(In millions, except for per unit amounts)
Distributions (1)	$187	$93	$22
Undistributed earnings	14	15	3

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$201	$108	$25

Weighted average limited partner units outstanding — Basic and Diluted	188.9	109.7	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$1.06	$0.98	$0.92

(1)	Reflects distributions declared to our common and subordinated unitholders of $0.48 per unit and $0.40 per unit for the quarters ended June 30, 2011 and 2010 and $0.94 per unit and $0.78 per unit for the six months ended June 30, 2011 and 2010.
     Cash Distributions to Unitholders. Our unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the quarterly distributions to our unitholders and general partner (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarter Ended	Unit	Distribution	Declaration	Distribution
June 30, 2011	$0.48	$116	July 2011	August 2011
March 31, 2011	0.46	100	April 2011	May 2011
June 30, 2010	0.40	65	July 2010	August 2010
March 31, 2010	0.38	56	April 2010	May 2010
     The distribution for the quarter ended June 30, 2011 will be paid to all outstanding common units on August 12, 2011 to unitholders of record at the close of business on July 29, 2011.
     Subordinated units and incentive distribution rights. As disclosed in our 2010 Annual Report on Form 10-K, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion does not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units. All of our IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the quarter ended June 30, 2011, our general partner will receive incentive distributions of $15 million in accordance with the partnership agreement for the second quarter of 2011. For a further discussion of our subordinated units and IDRs, see our 2010 Annual Report on Form 10-K.
5. Long-Term Debt and Other Financing Obligations

	June 30,	December 31,
	2011	2010
	(In millions)
Current maturities on long term debt	$42	$42
Long-term financing obligations	3,799	3,400

Total	$3,841	$3,442

     Changes in Financing Obligations. During the six months ended June 30, 2011, we had the following changes in our financing obligations:

	Book Value	Cash
	Increase (Decrease)	Received/(Paid)
	(In millions)
Issuances
SNG Debt	$300	$297
El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) revolving credit facility(1)	100	93

Increases through June 30, 2011	$400	$390

Repayments and other
Other financing obligations	(1)	(3)

Decreases through June 30, 2011	$(1)	$(3)

(1)	Amount presented net, due to its short term nature.

     SNG Debt. In June 2011, SNG and its wholly owned subsidiary, Southern Natural Issuing Corporation, issued $300 million aggregate principal amount of 4.4 percent senior unsecured notes, due June 15, 2021. The net proceeds of $297 million from this offering will be used for growth capital expenditures and general partnership purposes.
     Credit Facility. In May 2011, EPPOC and WIC (the borrowers) entered into an unsecured 5-year credit facility (new credit facility) with an initial aggregate borrowing capacity of up to $1.0 billion expandable to $1.5 billion for certain expansion projects and acquisitions. The new credit facility is larger than the $750 million previous credit facility discussed in our 2010 Annual Report on Form 10-K. Borrowings under the new credit facility are guaranteed by EPPOC and us. The credit terms of the new credit facility are similar to the previous facility, with the exception that certain restrictive covenants will be removed in the event that EPB receives an investment grade rating for its senior unsecured debt from at least two of three Rating Agencies. Currently, EPPOC is rated investment grade (BBB-) by Fitch and below investment grade by Moody’s (Ba1 positive outlook) and Standard & Poor’s (BB positive outlook). The restrictive covenants for the new credit facility are no more restrictive than those of the previous credit facility. At June 30, 2011, we were in compliance with all of our debt covenants.
     As of June 30, 2011, we had $370 million outstanding and approximately $630 million of remaining availability under our new revolving credit facility. Our borrowing cost under the new credit facility has increased to LIBOR plus two percent based on a credit ratings pricing grid. We also pay commitment fees of 0.4 percent for the unutilized commitments. At June 30, 2011 our all-in borrowing rate was 4.65 percent, based on a base rate borrowing. In July 2011, the base rate borrowing was converted to a LIBOR rate borrowing, thus the all-in borrowing rate became 2.59 percent. Subsequent to June 30, 2011, our overall debt increased by approximately $150 million due to incremental borrowings under our revolving credit facility.
     EPB Other Debt Obligations. EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPPOC is a wholly owned subsidiary of EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express and SNG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than three percent of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.
6. Financial Instruments

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term financing obligations, including current maturities	$3,841	$4,239	$3,442	$3,638
     As of June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, short-term borrowings and trade and other receivables and payables represented fair value because of the short-term nature of these instruments. We estimate the fair value of our debt based on quoted market prices for the same or similar issues. The estimated fair values of our other financing obligations are based on observable inputs other than quoted prices in active markets, Level 2 measurements.
7. Commitments and Contingencies
Legal Proceedings
     We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2011, we had approximately $2 million accrued for our outstanding legal proceedings.

Rates and Regulatory Matters
     CIG Rate Case. In May 2011, CIG reached a pre-filing settlement with all of its shippers of a rate case required under the terms of a previous settlement. CIG has filed the proposed settlement with the FERC which provides for the current tariff rates to continue until the next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016. At this time, the FERC has not ruled on that petition and the outcome of this matter is not determinable.
Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2011, our accrual was approximately $10 million for environmental matters. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related environmental legal costs. Our accrual includes $6 million for environmental contingencies related to properties CIG previously owned.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
Other Commitment
     Letter of Credit. During 2009, SNG entered into a $57 million letter of credit associated with estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, the value of the letter of credit is reduced. At June 30, 2011, the letter of credit has been reduced to approximately $18 million.

8. Accounts Receivable Sales Programs
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$240	$229	$515	$489
Cash received for accounts receivable sold under the program	137	136	296	338
Deferred purchase price related to accounts receivable sold	103	93	219	151
Cash received related to the deferred purchase price	107	96	227	204
Amount paid in conjunction with terminated programs(2)	—	—	—	50

(1)	During the quarters and six months ended June 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $50 million to acquire the related senior interest in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	June 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$79	$93
Uncollected deferred purchase price related to accounts receivable sold (1)	33	41

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows. Under the accounts receivable sales programs, we service the underlying receivables for a fee. The fair value of these servicing agreements, as well as the fees earned, were not material to our financial statements for the quarters and six months ended June 30, 2011 and 2010.
9. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     WYCO and Bear Creek. CIG has a 50 percent investment in WYCO Development LLC (WYCO). CIG has other financing obligations payable to WYCO totaling $178 million as of June 30, 2011 and December 31, 2010, which is presented as debt and other financing obligations on our balance sheet. WYCO paid $1 million in cash distributions to CIG for the six months ended June 30, 2011. SNG owns a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Pipeline Company (TGP), an affiliate. For the six months ended June 30, 2011 and 2010, SNG received $5 million and $7 million, respectively of cash distributions from Bear Creek. We account for the investments in WYCO and Bear Creek using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings recorded from these investments.

Net Investment and Earnings

	Investments		Earnings from Unconsolidated Affiliates
	June 30,	December 31,	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
	(In millions)			(In millions)
WYCO	$15	$15	$1	$—	$1	$1
Bear Creek	58	56	3	3	7	7

Total	$73	$71	$4	$3	$8	$8

Transactions with Affiliates
     CIG Cash Distributions to El Paso. CIG is required to make quarterly distributions of available cash, as defined in its partnership agreement, to its partners. We have reflected 42 percent of CIG’s distributions paid to El Paso through June 2011 as distributions to its noncontrolling interest holder.
     SNG Cash Distributions to El Paso. Prior to SNG’s conversion to a limited liability company (LLC), SNG was required to make quarterly distributions of available cash, as defined in its partnership agreement, to its partners. Due to the retrospective consolidation of SNG, we have reflected 40 percent of SNG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in 2010. SNG’s historical distributions prior to consolidation in November 2010 (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. For the first quarter of 2011, SNG paid the quarterly cash distribution to El Paso, its noncontrolling interest holder, based on El Paso’s 15 percent general partner interest. Subsequent to the June 2011 acquisition as described in Note 2, SNG became a wholly owned subsidiary of EPB. After SNG’s conversion to a LLC, it is required to make quarterly distributions of available cash to its member.
     SLNG and Elba Express Cash Distributions to El Paso. As a result of the March 30, 2010 acquisition, SLNG and Elba Express are each required to make quarterly distributions of available cash to its members. Since we consolidate SLNG and Elba Express, we have reflected 49 percent of SLNG’s and Elba Express’ distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements from March 30, 2010 to November 19, 2010. Subsequent to the November 2010 acquisition, as described in our 2010 Annual Report on Form 10-K, SLNG and Elba Express became wholly owned subsidiaries of EPB.
     The following table summarizes the cash distributions paid to El Paso:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
CIG Distributions to El Paso Distributions to noncontrolling interest holder	$22	$23	$40	$42
SNG Distributions to El Paso Distributions to noncontrolling interest holder	12	28	31	61
Distributions of pre-acquisition earnings	—	24	—	53

Cash distributions to El Paso	12	52	31	114

SLNG Distributions to El Paso Distributions to noncontrolling interest holder	—	7	—	7

Elba Express Distributions to El Paso Distributions to noncontrolling interest holder	—	15	—	15

Total cash distributions to El Paso	$34	$97	$71	$178

     Other Contributions. In March 2010, in conjunction with our acquisition of SLNG and Elba Express, El Paso made a non-cash contribution of $64 million to Elba Express to eliminate its non-interest bearing advance from El Paso. Prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13 million. During 2011, El Paso made capital contributions of $13 million and $15 million to CIG and SNG, respectively, to fund their share of expansion project expenditures.

     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Operating revenues	$6	$6	$12	$12
Operating expenses	57	53	112	108
Reimbursement of operating expenses	2	2	3	3
     Notes Receivable and Payable with Affiliates. In June 2010, in conjunction with our acquisition of an additional 20 percent general partner interest in SNG (See Note 2), El Paso repaid $21 million of our demand notes receivable. We also have a note payable to El Paso recorded as long-term debt on our balance sheet with $10 million outstanding at June 30, 2011 and December 31, 2010. For a further discussion of our notes payable with affiliates, see our 2010 Annual Report on Form 10-K.
     Income Taxes. In February 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $72 million. Settlement of the tax balances was made by the repayment of notes receivable from El Paso’s cash management program.
     Other Affiliate Balances. As of June 30, 2011 and December 31, 2010, we had accounts receivable with affiliates arising in the ordinary course of business of $3 million and $6 million. In addition, as of June 30, 2011 and December 31, 2010, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $32 million and $39 million. We also had contractual deposits from affiliates of $8 million included in other current liabilities on our balance sheets as of June 30, 2011 and December 31, 2010.
10. Other
      We recognized $17 million of operating revenue, consisting of a $9 million payment received in 2009 which granted BG LNG Services, LLC (BG) a cancellation option related to their commitment on Phase B of SLNG’s Elba III Expansion and $8 million received as a result of BG exercising their cancellation option in June 2011. In addition, we wrote off $3 million for certain project development costs incurred in conjunction with this expansion project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in Item 2 updates, and should be read in conjunction with information disclosed in our 2010 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Overview and Outlook
     During the six months ended June 30, 2011, we acquired the remaining 40 percent interest in SNG and an additional 28 percent general partner interest in CIG from El Paso for an aggregate $1.4 billion and, as a result, currently own a 100 percent interest in SNG and 86 percent general partner interest in CIG. For a further discussion of this acquisition, see Item 1, Financial Statements, Note 2.
     During the six months ended June 30, 2011, we generated significant earnings and continued to focus on delivering our expansion projects. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. In June 2011, SNG placed into service Phase II of the South System III Expansion project and Phase II of the Southeast Supply Header (SESH) project, on time and under budget. For further discussion of our expansion projects, see our 2010 Annual Report on Form 10-K.
     Earnings before interest expense and income taxes (EBIT) for the quarter and six months ended June 30, 2011 were up 32 percent and 23 percent over the same periods in 2010 primarily driven by the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express, the acquisition of incremental interests in SNG and the completion of organic growth projects in 2010 and 2011. In 2011, we expect that we will continue to generate strong earnings and operating cash flows. Approximately 90 percent of our revenues are collected in the form of demand or reservation charges, which are not dependent upon commodity prices or throughput levels. This coupled with the diversity of our systems, helps mitigate against risk of changes in throughput and ongoing shifts in supply and demand.
      On May 24, 2011, El Paso announced that its Board of Directors had granted initial approval of a plan to separate El Paso into two publicly traded businesses by the end of 2011. The plan calls for a tax-free spin-off of its exploration and production business and related activities into a new publicly traded company separate from El Paso. Following the completion of the spin-off transaction, our general partner will remain a subsidiary of El Paso.
     As of June 30, 2011, we had approximately $669 million of liquidity, consisting of $630 million of available borrowing capacity under a new credit facility and $39 million of cash on hand. We expect our available liquidity and operating cash flows in 2011 to be sufficient to fund our estimated 2011 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements. For a further discussion, see Liquidity and Capital Resources.
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

     Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our operating results for the quarter and six months ended June 30, 2011 compared to the same periods in 2010, which reflects the retrospective adjustment of our historical financial statements discussed in Item 8, Financial Statements and Supplementary Data, Note 2 of our 2010 Annual Report on Form 10-K.
Operating Results:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except for volumes)
Operating revenues	$358	$328	$724	$661
Operating expenses	165	146	315	278

Operating income	193	182	409	383
Earnings from unconsolidated affiliates	4	3	8	8
Other income, net	2	5	4	20

EBIT before adjustment for noncontrolling interests	199	190	421	411
Net income attributable to noncontrolling interests	(22)	(56)	(70)	(125)

EBIT	177	134	351	286
Interest and debt expense, net	(61)	(48)	(120)	(83)
Affiliated interest income, net	—	1	—	2
Income tax expense	—	—	—	(2)

Net income attributable to El Paso Pipeline Partners, L.P.	116	87	231	203
Net income attributable to noncontrolling interests	22	56	70	125

Net income	$138	$143	$301	$328

Throughput volumes (BBtu/d)(1)	6,451	6,597	6,808	7,078

(1)	Throughput volumes are presented for WIC, CIG and SNG only and exclude intrasegment volumes. Elba Express was placed in service March 2010 and although capacity is under contract, the average volumes transported during the quarters and six months ended June 30, 2011 and 2010 were not material.
Below is a discussion of factors impacting EBIT for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30				Six Months Ended June 30
	Variance				Variance
	Operating	Operating			Operating	Operating
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
			Favorable/(Unfavorable)
				(In millions)
Expansions	$21	$(2)	$(4)	$15	$62	$(9)	$(18)	$35
Transportation revenues and expenses	(5)	(3)	—	(8)	(11)	(7)	—	(18)
Operating and general and administrative expenses	—	(8)	—	(8)	—	(13)	—	(13)
Project cancellation payment	17	(3)	—	14	17	(3)	—	14
Other(1)	(3)	(3)	2	(4)	(5)	(5)	2	(8)

Total impact on EBIT before adjustment for noncontrolling interests	30	(19)	(2)	9	63	(37)	(16)	10
Net income attributable to noncontrolling interests	—	—	34	34	—	—	55	55

Total impact on EBIT	$30	$(19)	$32	$43	$63	$(37)	$39	$65

(1)	Consists of individually insignificant items.

     Expansions. Our EBIT increased during the quarter and six months ended June 30, 2011 primarily due to expansion projects placed into service during 2010 and 2011. The increase was driven by higher revenues partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction (AFUDC equity) from expansion projects as follows:

	2011 to 2010
	Quarter Ended	Six Months Ended
	June 30	June 30
	Favorable Variance
	(In millions)
WIC
WIC System Expansion	$3	$6
CIG
Raton System Expansion	4	6
SLNG
Elba III Phase A Expansion	2	11
SNG
South System III Phases I and II and SESH Phase II	6	12

Total impact on EBIT	$15	$35

     Transportation Revenues and Expenses. For the quarter and six months ended June 30, 2011, we experienced lower revenues as a result of a $4 million and a $7 million decrease in reservation revenue driven by lower Rockies production impacting WIC and nonrenewal of expiring contracts on SNG. We also experienced lower usage and interruptible revenues of $4 million for the six months ended June 30, 2011 when compared to 2010 primarily due to extremely cold temperatures on our SNG system in 2010. Additionally, WIC and CIG experienced $3 million and $7 million higher transportation expenses for the quarter and six months ended June 30, 2011 as a result of increased third party capacity commitments. Throughput decreased primarily due to lower demand for volumes on WIC and SNG partially offset by higher on-system demand on CIG. However, this decrease in throughput did not have a significant impact on EBIT as a material portion of our revenues are derived from firm reservation contracts.
     Operating and General and Administrative Expenses. For the quarter and six months ended June 30, 2011, our operating and general and administrative expenses increased primarily due to higher field repair and maintenance expenses and higher employee benefit costs.
     Project Cancellation Payment. During the quarter and six months ended June 30, 2011, we recognized $17 million of operating revenue, consisting of a $9 million payment received in 2009 which granted BG LNG Services, LLC (BG) a cancellation option related to their commitment on Phase B of SLNG’s Elba III Expansion and $8 million received as a result of BG exercising their cancellation option in June 2011. In addition, we wrote off $3 million for certain project development costs incurred in conjunction with this expansion project.
     Net Income Attributable to Noncontrolling Interests. During the quarter and six months ended June 30, 2011, our net income attributable to noncontrolling interests decreased as compared to the same period in 2010 primarily due to the acquisition of the remaining member interest in each of SLNG and Elba Express in November 2010 and the acquisition of incremental interests in SNG.
     Other Regulatory Matters. Our pipeline systems periodically file for changes in their rates, which are subject to approval by the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to positively or negatively impact our profitability. For further discussion regarding our rate cases see our 2010 Annual Report on Form 10-K.
     CIG Rate Case. In May 2011, CIG reached a pre-filing settlement with all of its shippers of a rate case required under the terms of a previous settlement. CIG has filed the proposed settlement with the FERC which provides for the current tariff rates to continue until the next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016. At this time, the FERC has not ruled on that petition and the outcome of this matter is not determinable.

Interest and Debt Expense
     Our interest and debt expense increased by $13 million and $37 million during the quarter and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to higher average debt outstanding used to fund acquisitions and organic expansion projects. The increase in our average debt outstanding was attributable to the 2010 issuance of approximately $1.3 billion in debt by EPPOC as described in our 2010 Annual Report on Form 10-K. This increase was partially offset by a decrease in the average balance outstanding under our credit facility from approximately $535 million to $283 million for the quarter ended June 30, 2010 as compared to 2011 and from $528 million to $299 million for the six months ended June 30, 2010 as compared to the same periods in 2011. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5.
Income Taxes
     SLNG converted into a non-taxpaying limited liability company in February 2010 and is no longer subject to income taxes. Prior to the conversion, SLNG incurred $2 million of income tax expense for the six months ended June 30, 2010.
Distributable Cash Flow
     We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, pre-acquisition undistributed earnings from consolidated subsidiaries and other income and expenses, net, which primarily includes deferred revenue, a non-cash allowance for AFUDC equity and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income tax expense, (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliated interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.
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
     Neither Distributable Cash Flow nor Adjusted EBITDA should be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. These non-GAAP measures exclude some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, Distributable Cash Flow and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures should not be viewed as indicative of the actual amount of cash that we have available for distributions or that we plan to distribute for a given period, nor do they equate to Available Cash as defined in our partnership agreement.
     Our Distributable Cash Flow was $298 million and $186 million for the six months ended June 30, 2011 and 2010. The increase in Distributable Cash Flow in 2011 was primarily due to higher revenues from expansions placed in service and our increased ownership in SLNG, Elba Express, and SNG. The table below provides our reconciliation of Distributable Cash Flow and Adjusted EBITDA for the six months ended June 30, 2011 and 2010:

Reconciliation of Distributable Cash Flow to Net Income.

	Six Months Ended June 30,
	2011	2010
	(In millions)
Net income	$301	$328
Net income attributable to noncontrolling interests	(70)	(125)

Net income attributable to El Paso Pipeline Partners, L.P.	231	203
Add: Income tax expense	—	2
Add: Interest and debt expense, net	120	83
Less: Affiliated interest income, net	—	(2)

EBIT (1)	351	286
Add:
Depreciation and amortization	84	73
Distributions declared by unconsolidated affiliates	9	9
Net income attributable to noncontrolling interests	70	125
Less:
Earnings from unconsolidated affiliates	(8)	(8)
Declared distributions by majority owned subsidiaries to El Paso (2)	(38)	(147)

Adjusted EBITDA	468	338

Less:
Cash interest expense, net	(116)	(84)
Maintenance capital expenditures	(46)	(23)
Pre-acquisition undistributed earnings from consolidated subsidiaries(3)	—	(18)
Other, net (4)	(8)	(27)

Distributable Cash Flow	$298	$186

(1)	For a further discussion of our use of EBIT, see Results of Operations.

(2)	In 2011, declared distributions include $26 million from CIG and $12 million from SNG. In 2010, declared distributions include $40 million from CIG, $20 million from SLNG, $6 million from Elba Express and $81 million from SNG.

(3)	The 2010 amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB.

(4)	Includes deferred revenue and other non-cash items such as AFUDC equity, $6 million non-cash earnings related to BG’s cancellation option and related write-off in 2011 and other items.
Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Six Months Ended June 30,
	2011	2010
	(In millions)
Net cash provided by operating activities	$390	$302
Income tax expense	—	2
Interest and debt expense, net	120	83
Affiliated interest income, net	—	(2)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(38)	(147)
SLNG pre-acquisition taxes payable	—	12
SLNG pre-acquisition accumulated deferred taxes	—	58
Changes in working capital and other	(4)	30

Adjusted EBITDA	468	338

Less:
Cash interest expense, net	(116)	(84)
Maintenance capital expenditures	(46)	(23)
Pre-acquisition undistributed earnings from consolidated subsidiaries(2)	—	(18)
Other, net (3)	(8)	(27)

Distributable Cash Flow	$298	$186

(1)	In 2011, declared distributions include $26 million from CIG and $12 million from SNG. In 2010, declared distributions include $40 million from CIG, $20 million from SLNG, $6 million from Elba Express and $81 million from SNG.

(2)	The 2010 amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB.

(3)	Includes deferred revenue and other non-cash items such as AFUDC equity, $6 million non-cash earnings related to BG’s cancellation option and related write-off in 2011 and other items.

Commitments and Contingencies
     For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7, which is incorporated herein by reference and our 2010 Annual Report on Form 10-K.
Liquidity and Capital Resources
     Our primary sources of cash include cash flows from operations and funds obtained through long term financing activities and bank credit facilities. We do not typically rely on short-term borrowings to fulfill our liquidity needs. Our primary uses of cash are funding capital expenditure programs, meeting operating needs and paying distributions.
Available Liquidity and Liquidity Outlook for 2011
Our primary sources of cash and uses of cash are consistent with those described in our 2010 Annual Report on Form 10-K. As of June 30, 2011, we had approximately $669 million of liquidity consisting of $630 million of availability under our new revolving credit facility and $39 million of cash on hand. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. For a further discussion of our new revolving credit facility, see Item 1, Financial Statements, Note 5.
     Our cash capital expenditures for the six months ended June 30, 2011, and the amount of cash we expect to spend for the remainder of 2011 to grow and maintain our businesses are as follows:

	Six Months Ended	2011
	June 30, 2011	Remaining	Total
	(In millions)
Maintenance	$46	$51	$97
Growth	88	70	158

Total	$134	$121	$255

     We continue construction on our Phase III of SNG South System III expansion project which we expect to place in-service in June 2012. We continue to evaluate additional expansion opportunities around our well-positioned assets. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital projects through borrowings under our new credit facility. We have $42 million of current debt maturities which we anticipate refinancing the majority through revolver borrowings.
     We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2011 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.

Overview of Cash Flow Activities
     Our cash flows for the six months ended June 30, 2011 are summarized as follows:

2011
(In millions)
Cash Flow from Operations
Net income	$301
Non-cash income adjustments	90
Change in other assets and liabilities	(1)

Total cash flow from operations	$390

Cash Inflows
Financing activities
Net proceeds from issuance of common and general partner units	$968
Net proceeds from borrowings under credit facility	93
Net proceeds from issuance of long-term debt	297
Cash contributions from El Paso	28

Total other cash inflows	$1,386

Cash Outflows
Investing activities
Capital expenditures	$(134)

Financing activities
Cash distributions to unitholders and general partner	(186)
Cash distributions to El Paso	(71)
Cash paid to acquire additional interests in SNG and CIG	(1,412)
Payments to retire long-term debt, including other financing obligations	(3)

Total cash outflows	$(1,806)

Net change in cash and cash equivalents	$(30)

     For the six months ended June 30, 2011, we generated cash flow from operations of $390 million compared to $302 million in the same period in 2010. Our operating cash flow in 2011 increased as compared to 2010 primarily due to higher revenue from our WIC System Expansion, Raton 2010 Expansion, Elba III Phase A Expansion and Elba Express pipeline which were placed in service in 2010. Also contributing to the increase was Phases I and II of the South System III expansion project which were placed in service in 2011. Our 2010 operating cash flows were burdened primarily due to SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances. During the six months ended June 30, 2011, we received $968 million in net proceeds from the issuance of additional common and general partner units, $297 million for SNG’s debt offering and $93 million in net borrowings from our revolving credit facility. In addition, El Paso contributed $28 million to us to fund their share of expansion capital expenditures at SNG and CIG.
     During 2011, we utilized our cash inflows to pay distributions, including the CIG and SNG distributions to El Paso of its share of available cash (see Item 1, Financial Statements, Note 9), to fund maintenance and growth projects and to acquire additional interests in SNG and CIG. We made cash distributions to our unitholders of $186 million during the six months ended June 30, 2011 compared with $106 million in the same period in 2010, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased incentive distributions to our general partner.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. Below is an additional risk factor as a result of the recent announcement to separate El Paso into two publicly traded businesses.
Risks Related to Proposed El Paso Separation Plan
     Cost reimbursements to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution.
      Pursuant to an omnibus agreement we entered into with El Paso and certain of its affiliates, El Paso receives reimbursement for the payment of operating and capital expenses related to our operations and certain general and administrative services, including overhead costs. Our general partner determines, in good faith, the amounts El Paso is reimbursed. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders. El Paso recently announced a plan to spin-off its exploration and production business and related activities into a new publicly traded company separate from El Paso. Although it is uncertain whether the spin-off transaction will have a material impact on us, it could significantly increase the costs of the general and administrative services provided to us. In addition, WIC reimburses CIG for the costs incurred to operate and maintain the WIC system pursuant to an operating agreement. CIG also reimburses certain of its affiliates for costs incurred and services it receives (primarily from El Paso Natural Gas Company and TGP) and receives reimbursements for costs incurred and services it provides to other affiliates (primarily Cheyenne Plains and Young Gas Storage Company Ltd.). Similarly, the El Paso subsidiary that is the operator and general partner of CIG will be entitled to reimbursement of costs incurred to operate and maintain such system. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

EL PASO PIPELINE PARTNERS, L.P.
	By:	El Paso Pipeline GP Company, L.L.C., its General Partner

Date: August 5, 2011	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2011	By:	/s/ Rosa P. Jackson
Rosa P. Jackson
Vice President and Controller (Principal Accounting Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

10.A	Credit Agreement dated as of May 27, 2011, among El Paso Pipeline Partners Operating Company, L.L.C. and Wyoming Interstate Company, L.L.C., as borrowers, El Paso Pipeline Partners, L.P., as parent guarantor, and the lenders and agents identified therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.B	Contribution Agreement dated June 29, 2011, by and among El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, EPPP CIG GP Holdings, L.L.C., El Paso Pipeline Partners, L.P., and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 6, 2011).

10.C	Contribution, Conveyance and Assumption Agreement dated June 29, 2011,by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, El Paso Noric Investments III, L.L.C., EPPP CIG GP Holdings, L.L.C., El Paso CNG Company. L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on July 6, 2011).

10.D	Sixth Amendment to General Partnership Agreement of Southern Natural Gas Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on July 6, 2011).

10.E	Third Amendment to General Partnership Agreement of Colorado Interstate Gas Company (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on July 6, 2011).

*10.F	First Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C.

*12	Ratio of Earnings to Fixed Charges

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document