Form 10-Q
period 2011-09-30
El Paso Pipeline Partners, L.P.
filed 2011-11-07
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     There were 205,693,269 Common Units and 4,197,822 General Partner Units outstanding as of November 1, 2011.

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
When we refer to “us,” “we,” “our,” “ours,” “the company,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per unit amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010(1)	2011	2010(1)
Operating revenues	$339	$331	$1,063	$992
Operating expenses
Operation and maintenance	100	114	296	289
Depreciation and amortization	42	40	126	113
Taxes, other than income taxes	18	16	53	46

	160	170	475	448

Operating income	179	161	588	544
Earnings from unconsolidated affiliates	4	4	12	12
Other income, net	1	5	5	25
Interest and debt expense, net	(66)	(50)	(186)	(133)
Affiliated interest income, net	—	—	—	2

Income before income taxes	118	120	419	450
Income tax expense	—	—	—	2

Net income	118	120	419	448
Net income attributable to noncontrolling interests	(3)	(47)	(73)	(172)

Net income attributable to El Paso Pipeline Partners, L.P.	$115	$73	$346	$276

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.46	$0.39	$1.52	$1.37
Subordinated units(2)	$—	$0.35	$—	$1.26

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Note 4 for further discussion.
See accompanying notes.

EL PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010(1)	2011	2010(1)
Net income	$118	$120	$419	$448

Unrealized actuarial gains on postretirement benefit obligations during the period	9	—	9	—

Comprehensive income	127	120	428	448
Comprehensive income attributable to noncontrolling interests	(4)	(47)	(74)	(172)

Comprehensive income attributable to El Paso Pipeline Partners, L.P.	$123	$73	$354	$276

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except units)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$138	$69
Accounts and notes receivable
Customer, net of allowance	43	50
Affiliates	9	6
Other	33	42
Materials and supplies	32	31
Assets held for sale	50	—
Other	26	23

Total current assets	331	221

Property, plant and equipment, at cost	7,765	7,975
Less accumulated depreciation and amortization	2,104	2,283

Total property, plant and equipment, net	5,661	5,692

Other long-term assets
Investments in unconsolidated affiliates	73	71
Regulatory assets	160	129
Other	74	64

Total assets	$6,299	$6,177

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable
Trade	$40	$36
Affiliates	39	39
Other	26	54
Short-term financing obligations, including current maturities	65	42
Taxes payable	45	33
Accrued interest	68	42
Other	39	35

Total current liabilities	322	281

Other long-term liabilities
Long-term debt and other financing obligations, less current maturities	3,865	3,400
Other liabilities	67	86

	3,932	3,486

Commitments and contingencies (Note 7)

Partners’ capital
El Paso Pipeline Partners, L.P. partners’ capital
Common units (205,693,269 and 149,440,452 units issued and outstanding at September 30, 2011 and December 31, 2010)	3,973	2,686
Subordinated units (27,727,411 units issued and outstanding at December 31, 2010)	—	307
General partner units (4,197,822 and 3,615,578 units issued and outstanding at September 30, 2011 and December 31, 2010)	(2,049)	(1,564)
Accumulated other comprehensive income	8	—

Total El Paso Pipeline Partners, L.P. partners’ capital	1,932	1,429
Noncontrolling interests	113	981

Total partners’ capital	2,045	2,410

Total liabilities and partners’ capital	$6,299	$6,177

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010(1)
Cash flows from operating activities
Net income	$419	$448
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	126	113
Deferred income tax expense	—	1
Earnings from unconsolidated affiliates, adjusted for cash distributions	(2)	21
Non-cash asset write down	—	21
Other non-cash income items	16	(7)
Asset and liability changes
Income taxes payable	—	(12)
Accumulated deferred taxes	—	(58)
Other, net	34	(26)

Net cash provided by operating activities	593	501

Cash flows from investing activities
Capital expenditures	(202)	(254)
Cash paid to acquire interests in SNG, SLNG and Elba Express	—	(787)
Net change in notes receivable from affiliates	—	216
Other	—	3

Net cash used in investing activities	(202)	(822)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	968	976
Net proceeds from issuance of long-term debt	1,747	661
Payments to retire long-term debt, including other financing obligations	(1,276)	(120)
Cash distributions to unitholders and general partner	(302)	(171)
Cash distributions to El Paso	(75)	(236)
Cash contributions from El Paso	28	18
Excess of cash paid for SNG, SLNG and Elba Express interests over contributed book value	—	(364)
Cash paid to acquire additional interests in SNG and CIG	(1,412)	—
Other	—	1

Net cash (used in) provided by financing activities	(322)	765

Net change in cash and cash equivalents	69	444
Cash and cash equivalents
Beginning of period	69	36

End of period	$138	$480

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In millions)
(Unaudited)

	El Paso Pipeline Partners, L.P. Partners’ Capital
				Accumulated
	Limited Partners			Other			Total
			General	Comprehensive		Noncontrolling	Partners’
	Common	Subordinated	Partner	Income	Total	Interests	Capital
Balance at December 31, 2009	$1,305	$297	$194	$—	$1,796	$1,386	$3,182
Net income	154	38	84	—	276	172	448
Issuance of common and general partner units, net of issuance costs	956	—	20	—	976	—	976
Cash distributions to unitholders and general partner	(131)	(32)	(8)	—	(171)	—	(171)
Cash distributions to El Paso	—	—	(61)	—	(61)	(175)	(236)
Cash contributions from El Paso	—	—	7	—	7	11	18
Non-cash contributions from El Paso	—	—	33	—	33	31	64
Cash paid to general partner to acquire interests in SLNG and Elba Express	—	—	(658)	—	(658)	—	(658)
Cash paid to general partner to acquire additional interest in SNG	—	—	(493)	—	(493)	—	(493)
Other	—	1	(1)	—	—	(1)	(1)

Balance at September 30, 2010(1)	$2,284	$304	$(883)	$—	$1,705	$1,424	$3,129

Balance at December 31, 2010	$2,686	$307	$(1,564)	$—	$1,429	$981	$2,410
Net income	296	—	50	—	346	73	419
Unrealized actuarial gains on postretirement benefit obligations	—	—	—	8	8	1	9
Conversion of subordinated units to common units	307	(307)	—	—	—	—	—
Issuance of common and general partner units, net of issuance costs	948	—	20	—	968	—	968
Cash distributions to unitholders and general partner	(264)	—	(38)	—	(302)	—	(302)
Cash distributions to El Paso	—	—	—	—	—	(75)	(75)
Cash contributions from El Paso	—	—	—	—	—	28	28
Cash paid to general partner to acquire interests in CIG and SNG	—	—	(1,412)	—	(1,412)	—	(1,412)
Acquisition of additional interests in CIG and SNG		—	896	—	896	(896)	—
Other	—	—	(1)	—	(1)	1	—

Balance at September 30, 2011	$3,973	$—	$(2,049)	$8	$1,932	$113	$2,045

(1)	Retrospectively adjusted as discussed in Note 2.
See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
Organization
     We are a Delaware master limited partnership formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own Wyoming Interstate Company, L.L.C. (WIC), Southern LNG Company, L.L.C. (SLNG), Elba Express Company, L.L.C. (Elba Express), Southern Natural Gas Company, L.L.C. (SNG) and an 86 percent interest in Colorado Interstate Gas Company, L.L.C. (CIG). WIC and CIG are interstate pipeline systems serving the Rocky Mountain region, SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia, and both Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States. We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso Corporation (El Paso).
Basis of Presentation
     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). As an interim period filing presented using a condensed format, it does not include all the disclosures required by United States GAAP, and should be read along with our 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011, and for the quarter and nine months ended September 30, 2011 and 2010, are unaudited. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited balance sheet filed in our 2010 Annual Report on Form 10-K. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Our financial statements for prior periods also include reclassifications that were made to conform to the current year presentation, none of which impacted our reported net income, partners’ capital or cash flows from operating activities. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2010 Annual Report on Form 10-K.
     Effective August 2011, CIG and SNG converted their legal structure to a limited liability company and changed their names to Colorado Interstate Gas Company, L.L.C. and Southern Natural Gas Company, L.L.C.
     On October 16, 2011, El Paso announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso’s shareholders, the Federal Trade Commission and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
Significant Accounting Policies
     There were no changes in the significant accounting policies as described in our 2010 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of September 30, 2011.
2. Acquisitions and Divestitures
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
     We have decreased our historical noncontrolling interests in SNG and CIG for both the June and March 2011 acquisitions by $896 million and reflected that amount as an increase to general partner’s capital. We reflected El Paso’s general partner interest in SNG and CIG as noncontrolling interest in our financial statements. El Paso’s general partner interest in SNG was 40 percent from January 1, 2011 to March 13, 2011 and 15 percent until the June 29, 2011 acquisition of the remaining general partner interest. Subsequent to the June 2011 acquisition, SNG became a wholly owned subsidiary of EPB. We reflected El Paso’s 42 percent general partner interest in CIG as noncontrolling interest in our financial statements for the period from January 1, 2011 to June 29, 2011 and 14 percent thereafter.
     2010 Acquisitions. In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso for $493 million in cash. We financed the acquisition through (i) net proceeds of $325 million from our June 2010 public offering of common units and the related issuance of general partner units to El Paso (see Note 3), (ii) $110 million from the issuance of public debt, (iii) $21 million from El Paso’s repayment of our demand notes receivable and (iv) $37 million borrowed under our revolving credit facility. We recorded the additional interest in SNG at its historical cost of $319 million and the excess cash paid to El Paso of $174 million over contributed book value as a decrease to general partner’s capital. Subsequent to our November 2010 acquisition of an additional 15 percent general partner interest in SNG, as disclosed in our 2010 Annual Report on Form 10-K, we had the ability to control SNG’s operating and financial decisions and policies and as a result consolidated SNG in our financial statements. We retrospectively adjusted our historical financial statements to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, pre-acquisition earnings of the incremental interest in SNG in historical periods have been allocated solely to our general partner. In addition, the retrospective consolidation of SNG increased net income attributable to EPB by $10 million and $57 million for the quarter and nine months ended September 30, 2010. We reflected El Paso’s 40 percent general partner interest in SNG as a noncontrolling interest in our financial statements for the quarter and nine months ended September 30, 2010.
     In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810 million. The consideration paid to El Paso consisted of $658 million in cash and the issuance of common units and general partner units (see Note 3). We financed the cash payment through (i) net proceeds of $420 million from the issuance of public debt in March 2010, (ii) $236 million of cash on hand from the proceeds of our January 2010 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (iii) $2 million borrowed under our revolving credit facility. We recorded the additional interests in SLNG and Elba Express at their historical cost of $468 million and the excess cash paid to El Paso of $190 million over contributed book value as a decrease to general partner’s capital. Subsequent to the acquisition, we had the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and as a result consolidated SLNG and Elba Express in our financial statements. The retrospective consolidation of SLNG and Elba Express increased net income attributable to EPB by $16 million for the nine months ended September 30, 2010.
     Prior to our acquisition of SLNG and Elba Express, Elba Express purchased pipeline assets from SNG, its affiliate, for $8 million and sold pipeline assets to SNG for $18 million. We recorded both the purchase and sale at their historical cost and accordingly, recognized no gain or loss on these transactions.
Divestitures
     Divestiture of Natural Buttes. In September 2010, CIG recorded a non-cash adjustment as an increase of operation and maintenance expense of approximately $21 million to write down net property, plant and equipment based on a FERC order related to the sale of the Natural Buttes facilities. In October 2010, CIG filed a request for rehearing and clarification of the FERC order and in October 2011, the FERC denied the request. For a further discussion of Natural Buttes, see our 2010 Annual Report on Form 10-K.
     Assets Held for Sale. In September 2011, SNG entered into an agreement to sell certain offshore and onshore assets (including pipeline, platforms and other related assets located in the Gulf of Mexico and Louisiana) for approximately $50 million. At September 30, 2011, SNG classified these assets as held for sale at fair value which approximates the sales price. The fair value is based on observable market data which is a Level 2 measurement. SNG deferred the estimated loss of approximately $35 million as a regulatory asset. The sale is contingent upon receiving an acceptable FERC approval of the abandonment application including the ability to recover the regulatory asset in future rates, which we believe is probable.

3. Partners’ Capital
     We issued common units to the public and issued general partner units to El Paso. The net proceeds from the offerings were used as partial consideration to fund acquisitions from El Paso. The table below shows the units issued, the net proceeds for the issuances and the use of the proceeds.

		General
Issuance	Common	Partner	Net Proceeds
Date	Units	Units	(In millions)	Use of Proceeds
May 2011(1)	14,725,406	300,519	$501	Additional 28% interest in CIG and remaining 15% interest in SNG
March 2011	13,800,000	281,725	467	Additional 25% interest in SNG
September 2010	13,225,000	269,898	415	Additional 49% interest in SLNG and Elba Express and additional 15% interest in SNG
June 2010	11,500,000	234,694	325	Additional 20% interest in SNG
January 2010	9,862,500	201,404	236	51% interest in each of SLNG and Elba Express

(1)	Includes the underwriters’ June 2011 partial exercise of the overallotment option.
     In addition, in March 2010, we issued 5,346,251 common units and 109,107 general partner units to El Paso in conjunction with our acquisition of the 51 percent member interests in each of SLNG and Elba Express.
     As of September 30, 2011, El Paso owns a 42 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs).
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
     Net income attributable to EPB per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to EPB by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. For the quarter and nine months ended September 30, 2011 and 2010, the dilutive, restricted units outstanding were immaterial.
     The tables below show the (i) allocation of net income attributable to EPB and the (ii) net income attributable to EPB per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarter and nine months ended September 30, 2011 and 2010.

     Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$115	$73	$346	$276
Less: Pre-acquisition earnings allocated to general partner	—	(10)	—	(73)

Income subject to 2% allocation of general partner interest	$115	$63	$346	$203
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(2)	(1)	(7)	(4)
General partner’s incentive distribution	(18)	(3)	(43)	(7)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$95	$59	$296	$192

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2011	2010
	Common	Common	Subordinated
Quarter Ended September 30,	(In millions, except for per unit amounts)
Distributions (1)	$100	$56	$11
Excess distributions	(5)	(7)	(1)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$95	$49	$10

Weighted average limited partner units outstanding — Basic and Diluted	205.7	125.9	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.46	$0.39	$0.35

	2011	2010
	Common	Common	Subordinated
Nine Months Ended September 30,	(In millions, except for per unit amounts)
Distributions (1)	$287	$149	$33
Undistributed earnings	9	8	2

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$296	$157	$35

Weighted average limited partner units outstanding — Basic and Diluted	194.6	115.1	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$1.52	$1.37	$1.26

(1)	Reflects distributions declared to our common and subordinated unitholders of $0.49 per unit and $0.41 per unit for the quarters ended September 30, 2011 and 2010 and $1.43 per unit and $1.19 per unit for the nine months ended September 30, 2011 and 2010.
     Cash Distributions to Unitholders. Our common unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the quarterly distributions to our unitholders and general partner (in millions, except for per unit amounts):

	Total Quarterly
	Distribution Per	Total Cash	Date of	Date of
Quarter Ended	Unit	Distribution	Declaration	Distribution
September 30, 2011	$0.49	$120	October 2011	November 2011
June 30, 2011	0.48	116	July 2011	August 2011
March 31, 2011	0.46	100	April 2011	May 2011
September 30, 2010	0.41	73	October 2010	November 2010
June 30, 2010	0.40	65	July 2010	August 2010
March 31, 2010	0.38	56	April 2010	May 2010
     The distribution for the quarter ended September 30, 2011 will be paid to all outstanding common units on November 14, 2011 to unitholders of record at the close of business on October 31, 2011.

     Subordinated units and incentive distribution rights. As disclosed in our 2010 Annual Report on Form 10-K, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion does not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units. All of our IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the quarter ended September 30, 2011, our general partner will receive incentive distributions of $18 million in accordance with the partnership agreement for the third quarter of 2011. For a further discussion of our subordinated units and IDRs, see our 2010 Annual Report on Form 10-K.
5. Long-Term Debt and Other Financing Obligations

	September 30,	December 31,
	2011	2010
	(In millions)
Current maturities on long term debt	$65	$42
Long-term debt and other financing obligations	3,865	3,400

Total	$3,930	$3,442

     Changes in Financing Obligations. During the nine months ended September 30, 2011, we had the following changes in our financing obligations:

	Book Value	Cash
	Increase (Decrease)	Received/(Paid)
	(In millions)
Issuances
SNG senior notes	$300	$297
El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) senior notes	497	492
EPPOC revolving credit facility	965	958

Increases through September 30, 2011	$1,762	$1,747

Repayments and other
EPPOC senior notes	$(37)	$(37)
EPPOC revolving credit facility	(1,235)	(1,235)
Other financing obligations	(2)	(4)

Decreases through September 30, 2011	$(1,274)	$(1,276)

     SNG Debt. In June 2011, SNG and its wholly owned subsidiary, Southern Natural Issuing Corporation, issued $300 million aggregate principal amount of 4.4 percent senior unsecured notes, due June 15, 2021. The net proceeds of $297 million from this offering will be used for growth capital expenditures and general partnership purposes.
     Credit Facility. In May 2011, EPPOC and WIC (the borrowers) refinanced their revolving credit facility which extended the maturity to 2016 and increased their borrowing capacity from $750 million (old credit facility) to $1.0 billion (new credit facility), expandable to $1.5 billion for certain expansion projects and acquisitions. Borrowings under the new credit facility are guaranteed by EPPOC and us. The credit terms of the new credit facility are similar to the previous facility, with the exception that certain restrictive covenants will be removed in the event that EPB receives an investment grade rating for its senior unsecured debt from at least two of three specified rating agencies. Currently, EPPOC is rated investment grade (BBB- stable outlook) by Fitch and below investment grade by Moody’s Investor Service (Ba1 negative outlook) and Standard & Poor’s (BB positive outlook). The restrictive covenants for the new credit facility are no more restrictive than those of the old credit facility. At September 30, 2011, we were in compliance with all of our debt covenants.
     As of September 30, 2011, we had $1.0 billion of remaining availability under our new revolving credit facility. Our borrowing cost under the new credit facility has increased to LIBOR plus two percent based on a credit ratings pricing grid. We also pay commitment fees of 0.4 percent for the unutilized commitments.

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
     In September 2011, EPPOC issued $500 million of 5.0 percent senior notes due October 1, 2021. The proceeds of $492 million were used to reduce outstanding indebtedness under EPB’s revolving credit facility and for general partnership purposes. The restrictive covenants under this debt obligation are no more restrictive than the restrictive covenants under our credit facility.
6. Financial Instruments

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Long-term financing obligations, including current maturities	$3,930	$4,317	$3,442	$3,638
     As of September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, short-term borrowings and trade and other receivables and payables represented fair value because of the short-term nature of these instruments. We estimate the fair value of our long term financing obligations based on quoted market prices for the same or similar issues.
7. Commitments and Contingencies
Legal Proceedings
     We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2011, we had approximately $2 million accrued for our outstanding legal proceedings.
Rates and Regulatory Matters
     CIG Rate Case. In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for CIG’s current tariff rates to continue until the next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016.
     Pursuant to FERC guidance, regulated pipeline companies are required to recognize a regulatory asset or liability for changes in actuarial assumptions related to their postretirement benefit plans that would otherwise be recorded in accumulated other comprehensive income if it is probable that amounts would be included in rates in future periods. As a result of the rate case settlement discussed above, CIG will no longer include those costs in rates and has reclassified $9 million from a regulatory liability to accumulated other comprehensive income at September 30, 2011.

Environmental Matters
     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2011, our accrual was approximately $10 million for environmental matters. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related environmental legal costs. Our accrual includes $6 million for environmental contingencies related to properties CIG previously owned.
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
     For the remainder of 2011, we estimate that our total remediation expenditures will be approximately $1 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $9 million in the aggregate for the remainder of 2011 through 2015, including capital expenditures associated with the impact of the Environmental Protection Agency rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
Other Commitment
     Letter of Credit. During 2009, SNG entered into a $57 million letter of credit associated with estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, the value of the letter of credit is reduced. At September 30, 2011, the letter of credit has been reduced to approximately $18 million.
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
     In connection with our accounts receivable sales, we receive a portion of the sales proceeds up front and receive an additional amount upon the collection of the underlying receivables (which we refer to as a deferred purchase price). Our ability to recover the deferred purchase price is based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales programs.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Accounts receivable sold to the third-party financial institution(1)	$236	$232	$751	$721
Cash received for accounts receivable sold under the program	141	141	437	479
Deferred purchase price related to accounts receivable sold	95	91	314	242
Cash received related to the deferred purchase price	96	95	323	299
Amount paid in conjunction with terminated programs(2)	—	—	—	50

(1)	During the quarters and nine months ended September 30, 2011 and 2010, losses recognized on the sale of accounts receivable were immaterial.

(2)	In January 2010, we terminated our previous accounts receivable sales program and paid $50 million to acquire the related senior interest in certain receivables under that program. See our 2010 Annual Report on Form 10-K for further information.

	September 30,	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$79	$93
Uncollected deferred purchase price related to accounts receivable sold (1)	32	41

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
     The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows. Under the accounts receivable sales programs, we service the underlying receivables for a fee. The fair value of these servicing agreements, as well as the fees earned, were not material to our financial statements for the quarters and nine months ended September 30, 2011 and 2010.
9. Investments in Unconsolidated Affiliates and Transactions with Affiliates
Investments in Unconsolidated Affiliates
     WYCO and Bear Creek. CIG has a 50 percent investment in WYCO Development LLC (WYCO). CIG has other financing obligations payable to WYCO totaling $176 million and $178 million as of September 30, 2011 and December 31, 2010, which is presented as debt and other financing obligations on our balance sheet. WYCO paid $1 million in cash distributions to CIG for the nine months ended September 30, 2011.
     SNG owns a 50 percent ownership interest in Bear Creek Storage Company, L.L.C. (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, L.L.C. (TGP), an affiliate. For the nine months ended September 30, 2011 and 2010, SNG received $9 million and $10 million, respectively of cash distributions from Bear Creek. In addition, in July 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to SNG. We account for the investments in WYCO and Bear Creek using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings recorded from these investments.
Net Investment and Earnings

	Investments		Earnings from Unconsolidated Affiliates
	September 30,	December 31,	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
	(In millions)		(In millions)
WYCO	$15	$15	$—	$—	$1	$1
Bear Creek	58	56	4	4	11	11

Total	$73	$71	$4	$4	$12	$12

Transactions with Affiliates
     CIG Cash Distributions to El Paso. CIG makes quarterly distributions to its owners. We have reflected 42 percent of CIG’s distributions paid to El Paso through June 2011 and 14 percent thereafter as distributions to its noncontrolling interest holder.
     SNG Cash Distributions to El Paso. SNG makes quarterly distributions to its owners. Due to the retrospective consolidation of SNG, we have reflected 40 percent of SNG’s historical distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements in 2010. SNG’s historical distributions prior to consolidation in November 2010 (excluding distributions paid to its noncontrolling interest holder) are reflected as distributions of pre-acquisition earnings and are allocated to our general partner. For the first quarter of 2011, SNG paid the quarterly cash distribution to El Paso, its noncontrolling interest holder, based on El Paso’s 15 percent general partner interest. Subsequent to the June 2011 acquisition as described in Note 2, SNG became a wholly owned subsidiary of EPB.
     SLNG and Elba Express Cash Distributions to El Paso. As a result of the March 2010 acquisition, SLNG and Elba Express each make quarterly distributions to its owners. Since we consolidate SLNG and Elba Express, we have reflected 49 percent of SLNG’s and Elba Express’ distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements from March 30, 2010 to November 19, 2010. Subsequent to the November 2010 acquisition, as described in our 2010 Annual Report on Form 10-K, SLNG and Elba Express became wholly owned subsidiaries of EPB.
     The following table summarizes the cash distributions paid to El Paso.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
CIG Distributions to El Paso Distributions to noncontrolling interest holder	$4	$16	$44	$58
SNG Distributions to El Paso Distributions to noncontrolling interest holder	—	21	31	82
Distributions of pre-acquisition earnings	—	8	—	61

Cash distributions to El Paso	—	29	31	143

SLNG Distributions to El Paso Distributions to noncontrolling interest holder	—	13	—	20

Elba Express Distributions to El Paso Distributions to noncontrolling interest holder	—	—	—	15

Total cash distributions to El Paso	$4	$58	$75	$236

     Other Contributions. In March 2010, in conjunction with our acquisition of SLNG and Elba Express, El Paso made a non-cash contribution of $64 million to Elba Express to eliminate its non-interest bearing advance from El Paso. Prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13 million. During 2010, El Paso made capital contributions of $5 million to SLNG to fund their share of expansion project expenditures for 2010. El Paso made capital contributions of $13 million and $15 million to CIG and SNG respectively, to fund their share of expansion project expenditures during the nine months ended September 30, 2011.
     Notes Receivable and Payable with Affiliates. In June 2010, in conjunction with our acquisition of an additional 20 percent general partner interest in SNG (see Note 2), El Paso repaid $21 million of our demand notes receivable. We also have a $10 million note payable to El Paso outstanding at September 30, 2011 and December 31, 2010. This note payable is expected to mature in September 2012. For a further discussion of our notes payable with affiliates, see our 2010 Annual Report on Form 10-K.
     Income Taxes. In February 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $72 million. Settlement of the tax balances was made by the repayment of notes receivable from El Paso’s cash management program.

     Other Affiliate Balances. As of September 30, 2011 and December 31, 2010, we had accounts receivable with affiliates arising in the ordinary course of business of $9 million and $6 million. In addition, as of September 30, 2011 and December 31, 2010, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $39 million. We also had contractual deposits from affiliates of $9 million and $8 million included in other current liabilities on our balance sheets as of September 30, 2011 and December 31, 2010.
     Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2010 Annual Report on Form 10-K. The following table shows revenues and charges from our affiliates:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)
	(In millions)		(In millions)
Operating revenues	$7	$7	$19	$19
Operating expenses	58	54	170	162
Reimbursement of operating expenses	2	1	5	4

(1)	Retrospectively adjusted as discussed in Note 2.
10. Other
     During the second quarter of 2011, SLNG recognized $17 million of operating revenue, consisting of a $9 million payment received in 2009 which granted BG LNG Services, LLC (BG) a cancellation option related to their commitment on Phase B of SLNG’s Elba III Expansion and $8 million received as a result of BG exercising their cancellation option in June 2011. In addition, SLNG wrote off $3 million for certain project development costs incurred in conjunction with this expansion project.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in Item 2 updates, and should be read in conjunction with, information disclosed in our 2010 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Overview and Outlook
     During the nine months ended September 30, 2011, we acquired an additional 40 percent interest in SNG and an additional 28 percent interest in CIG from El Paso for an aggregate $1.4 billion and, as a result, currently own an aggregate 100 percent of SNG and 86 percent interest in CIG. For a further discussion of these acquisitions, see Item 1, Financial Statements, Note 2.
     During the nine months ended September 30, 2011, we generated significant earnings and continued to focus on delivering our expansion projects. We intend to grow our business through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso or both. In June 2011, SNG placed into service Phase II of the South System III Expansion project and Phase II of the Southeast Supply Header (SESH) project, on time and under budget. For further discussion of our expansion projects, see our 2010 Annual Report on Form 10-K.
     Earnings before interest expense and income taxes (EBIT) for the quarter and nine months ended September 30, 2011 were up 47 percent and 30 percent over the same period in 2010 primarily driven by the acquisitions from El Paso and the completion of organic growth projects in 2010 and 2011. In 2011, we expect to continue generating strong earnings and operating cash flows. Approximately 91 percent of our revenues are collected in the form of demand or reservation charges, which are not dependent upon commodity prices or throughput levels. This coupled with the diversity of our systems, helps mitigate against risk of changes in throughput and ongoing shifts in supply and demand.
     On October 16, 2011, El Paso announced a definitive agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that values El Paso at approximately $38 billion including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of E1 Paso’s shareholders, the Federal Trade Commission and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction.
     As of September 30, 2011, we had approximately $1.1 billion of liquidity, consisting of $1.0 billion of available borrowing capacity under the new credit facility and $138 million of cash on hand. We expect our available liquidity and operating cash flows in 2011 to be sufficient to fund our estimated 2011 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. However, our future plans may be impacted by the completion of KMI’s announced acquisition of El Paso. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements. For a further discussion, see Liquidity and Capital Resources.
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
     Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our operating results for the quarter and nine months ended September 30, 2011 compared to the same periods in 2010, which reflects the retrospective adjustment of our historical financial statements discussed in Item 8, Financial Statements and Supplementary Data, Note 2 of our 2010 Annual Report on Form 10-K.

Operating Results:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except for volumes)
Operating revenues	$339	$331	$1,063	$992
Operating expenses	160	170	475	448

Operating income	179	161	588	544
Earnings from unconsolidated affiliates	4	4	12	12
Other income, net	1	5	5	25

EBIT before adjustment for noncontrolling interests	184	170	605	581
Net income attributable to noncontrolling interests	(3)	(47)	(73)	(172)

EBIT	181	123	532	409
Interest and debt expense, net	(66)	(50)	(186)	(133)
Affiliated interest income, net	—	—	—	2
Income tax expense	—	—	—	(2)

Net income attributable to El Paso Pipeline Partners, L.P.	115	73	346	276
Net income attributable to noncontrolling interests	3	47	73	172

Net income	$118	$120	$419	$448

Throughput volumes (BBtu/d)(1)	6,805	6,893	6,807	7,016

(1)	Throughput volumes are presented for WIC, CIG and SNG only and exclude intrasegment volumes. Elba Express was placed in service March 2010 and although capacity is under contract, the average volumes transported during the quarter and nine months ended September 30, 2011 and 2010 were not material.
     Below is a discussion of factors impacting EBIT for the quarter and nine months ended September 30, 2011 and 2010.

	Quarter Ended September 30,				Nine Months Ended September 30,
	Variance				Variance
	Operating Revenue	Operating Expense	Other	Total	Operating Revenue	Operating Expense	Other	Total
				Favorable/(Unfavorable)
				(In millions)
Expansions	$16	$(4)	$(2)	$10	$78	$(13)	$(20)	$45
Transportation revenues and expenses	(7)	(3)	—	(10)	(18)	(10)	—	(28)
Operating and general and administrative expenses	—	(2)	—	(2)	—	(15)	—	(15)
Non-cash asset write down	—	21	—	21	—	21	—	21
Project cancellation payment	—	—	—	—	17	(3)	—	14
Other(1)	(1)	(2)	(2)	(5)	(6)	(7)	—	(13)

Total impact on EBIT before adjustment for noncontrolling interests	8	10	(4)	14	71	(27)	(20)	24
Net income attributable to noncontrolling interests	—	—	44	44	—	—	99	99

Total impact on EBIT	$8	$10	$40	$58	$71	$(27)	$79	$123

(1)	Consists of individually insignificant items.
     Expansions. Our EBIT increased during the quarter and nine months ended September 30, 2011 primarily due to expansion projects placed into service during 2010 and 2011. The increase was driven by higher revenues partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction from expansion projects (AFUDC equity), as follows:

	2011 to 2010
	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	Favorable/(Unfavorable) Variance
	(In millions)
WIC System Expansion	$3	$9
CIG Raton 2010 Expansion	4	10
SLNG Elba III Phase A Expansion	(2)	9
SNG South System III	7	19
Other	(2)	(2)

Total impact on EBIT	$10	$45

     Transportation revenues and expenses. For the quarter and nine months ended September 30, 2011, SLNG experienced a $6 million and a $12 million decrease in reservation revenue primarily driven by nonrenewal of expiring contracts on CIG, WIC and SNG. We also experienced lower usage and interruptible revenues on our SNG system of $5 million for the nine months ended September 30, 2011 when compared to 2010 primarily due to extremely cold temperatures in the first quarter of 2010 and unfavorable market conditions. Additionally, WIC and CIG experienced $3 million and $10 million higher transportation expenses for the quarter and nine months ended September 30, 2011 as a result of increased third party capacity commitments. Throughput decreased for the nine months ended September 30, 2011 when compared to the same period in prior year primarily due to lower demand for volumes on WIC and SNG. However, this decrease in throughput did not have a significant impact on EBIT as a material portion of our revenues is derived from firm reservation contracts.
     Operating and General and Administrative Expenses. For the quarter and nine months ended September 30, 2011, our operating and general and administrative expenses increased primarily due to higher field repair and maintenance expenses and higher employee benefit costs.
     Non-cash Asset Write Down. During the quarter ended September 30, 2010, we recorded a $21 million non-cash asset write down as an increase of operation and maintenance expense based on a FERC order related to the sale of the Natural Buttes facilities. In October 2010, we filed a request for rehearing and clarification of the FERC order and in October 2011, the FERC denied our request. For further discussion of Natural Buttes, see Item 1, Financial Statements, Note 2.
     Project Cancellation Payment. During the second quarter of 2011, SLNG recognized $17 million of operating revenue, consisting of a $9 million payment received in 2009 which granted BG LNG Services, LLC (BG) a cancellation option related to their commitment on Phase B of SLNG’s Elba III Expansion and $8 million received as a result of BG exercising their cancellation option in June 2011. In addition, SLNG wrote off $3 million for certain project development costs incurred in conjunction with this expansion project.
     Net Income Attributable to Noncontrolling Interests. During the quarter and nine months ended September 30, 2011, our net income attributable to noncontrolling interests decreased as compared to the same period in 2010 primarily due to the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express in November 2010, the acquisition of an additional 28 percent interest in CIG in June 2011 and the acquisition of the aggregate remaining 40 percent interest in SNG in March and June 2011.
     Other Regulatory Matters. Our pipeline systems periodically file for changes in their rates, which are subject to approval by the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to positively or negatively impact our profitability. For further discussion regarding our rate cases see our 2010 Annual Report on Form 10-K.
     CIG Rate Case. In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for CIG’s current tariff rates to continue until the next general rate case which will be effective after October 1, 2014 but no later than October 1, 2016.
Interest and Debt Expense
     Our interest and debt expense increased by $16 million and $53 million during the quarter and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to higher average debt outstanding used to fund acquisitions and organic expansion projects and higher interest rates primarily as a result of the refinancing of our revolving credit facility in May 2011. The increase in our average debt outstanding was attributable to the 2010 issuance of approximately $1.3 billion in debt by EPPOC as described in our 2010 Annual Report on Form 10-K and the June 2011 issuance of $300 million senior notes by SNG. The average interest rates under our credit facility were 2.3 percent and 0.9 percent for the quarters ended September 30, 2011 and 2010. This increase was partially offset by a decrease in the average balance outstanding under our credit facility from approximately $537 million to $402 million for the quarter ended September 30, 2010 as compared to 2011 and from $531 million to $334 million for the nine months ended September 30, 2010 as compared to the same period in 2011. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5.
Income Taxes
     SLNG converted into a non-taxpaying limited liability company in February 2010 and is no longer subject to income taxes. Prior to the conversion, SLNG incurred $2 million of income tax expense for the nine months ended September 30, 2010.
Distributable Cash Flow
     We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, maintenance capital expenditures, pre-acquisition undistributed earnings from consolidated subsidiaries and other income and expenses, net, which primarily includes deferred revenue, a non-cash allowance for AFUDC equity and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income tax expense, (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliate interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.
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
     Our Distributable Cash Flows were $435 million and $272 million for the nine months ended September 30, 2011 and 2010. The increase in Distributable Cash Flow in 2011 was primarily due to higher revenues from expansions placed in service and our increased ownership in SLNG, Elba Express, CIG and SNG. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA.

Reconciliation of Distributable Cash Flow to Net Income.

	Nine Months Ended September 30,
	2011	2010(1)
	(In millions)
Net income	$419	$448
Net income attributable to noncontrolling interests	(73)	(172)

Net income attributable to El Paso Pipeline Partners, L.P.	346	276
Add: Income tax expense	—	2
Add: Interest and debt expense, net	186	133
Less: Affiliated interest income, net	—	(2)

EBIT (2)	532	409
Add:
Depreciation and amortization	126	113
Distributions declared by unconsolidated affiliates	14	12
Net income attributable to noncontrolling interests	73	172
Less:
Earnings from unconsolidated affiliates	(12)	(12)
Declared distributions by majority owned subsidiaries to El Paso (3)	(42)	(211)

Adjusted EBITDA	691	483

Less:
Cash interest expense, net	(180)	(132)
Maintenance capital expenditures	(68)	(48)
Pre-acquisition undistributed earnings from consolidated subsidiaries(4)	—	(20)
Other, net (5)	(8)	(11)

Distributable Cash Flow	$435	$272

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	For a further discussion of our use of EBIT, see Results of Operations.

(3)	In 2011, declared distributions include $30 million from CIG and $12 million from SNG. In 2010, declared distributions include $54 million from CIG, $36 million from SLNG, $12 million from Elba Express and $109 million from SNG.

(4)	The amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB.

(5)	Includes deferred revenue and other non-cash items such as AFUDC equity, $6 million non-cash earnings related to BG’s cancellation option and related write-off in 2011, $21 million asset write down in 2010 based on FERC order related to the sale of the Natural Buttes facilities and other items.
Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Nine Months Ended September 30,
	2011	2010(1)
	(In millions)
Net cash provided by operating activities	$593	$501
Income tax expense	—	2
Interest and debt expense, net	186	133
Affiliated interest income, net	—	(2)
Declared distributions by majority-owned subsidiaries to El Paso (2)	(42)	(211)
SLNG pre-acquisition taxes payable	—	12
SLNG pre-acquisition accumulated deferred taxes	—	58
Changes in working capital and other	(46)	(10)

Adjusted EBITDA	691	483

Less:
Cash interest expense, net	(180)	(132)
Maintenance capital expenditures	(68)	(48)
Pre-acquisition undistributed earnings from consolidated subsidiaries(3)	—	(20)
Other, net (4)	(8)	(11)

Distributable Cash Flow	$435	$272

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	In 2011, declared distributions include $30 million from CIG and $12 million from SNG. In 2010, declared distributions include $54 million from CIG, $36 million from SLNG, $12 million from Elba Express and $109 million from SNG.

(3)	The amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB.

(4)	Includes deferred revenue and other non-cash items such as AFUDC equity, $6 million non-cash earnings related to BG’s cancellation option and related write-off in 2011, $21 million asset write down in 2010 based on FERC order related to the sale of the Natural Buttes facilities and other items.

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
     Available Liquidity and Liquidity Outlook for 2011. Our primary sources of cash and uses of cash are consistent with those described in our 2010 Annual Report on Form 10-K. As of September 30, 2011, we had approximately $1.1 billion of liquidity consisting of $1.0 billion of availability under our new revolving credit facility and $138 million of cash on hand. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. For a further discussion of our revolving credit facility, see Item 1, Financial Statements, Note 5.
     Our cash capital expenditures for the nine months ended September 30, 2011, and the amount of cash we expect to spend for the remainder of 2011 to grow and maintain our businesses are as follows:

	Nine Months Ended	2011
	September 30, 2011	Remaining	Total
	(In millions)
Maintenance	$68	$33	$101
Growth	134	20	154

Total	$202	$53	$255

     We continue construction on our Phase III of SNG’s South System III expansion project which we expect to place in service in June 2012. We continue to evaluate additional expansion opportunities around our well-positioned assets. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital projects through cash on hand and borrowings under our new credit facility. We have $65 million of current debt maturities consisting of $55 million of senior notes and a $10 million affiliate note payable to El Paso which we anticipate refinancing primarily through revolver borrowings.
     We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2011 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. However, our future plans may be impacted by the completion of KMI’s announced acquisition of El Paso. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.

Overview of Cash Flow Activities.

     Our cash flows for the nine months ended September 30, 2011 are summarized as follows:

2011
(In millions)
Cash Flow from Operations
Net income	$419
Non-cash income adjustments	140
Change in other assets and liabilities	34

Total cash flow from operations	$593

Cash Inflows
Financing activities
Net proceeds from issuance of common and general partner units	$968
Net proceeds from issuance of long-term debt	1,747
Cash contributions from El Paso	28

Total other cash inflows	$2,743

Cash Outflows
Investing activities
Capital expenditures	$(202)

Financing activities
Payments to retire long-term debt, including other financing obligations	(1,276)
Cash distributions to unitholders and general partner	(302)
Cash distributions to El Paso	(75)
Cash paid to acquire additional interests in SNG and CIG	(1,412)

Total cash outflows	$(3,267)

Net change in cash and cash equivalents	$69

     For the nine months ended September 30, 2011, we generated cash flow from operations of $593 million compared to $501 million in the same period in 2010. Our operating cash flow in 2011 increased as compared to 2010 primarily due to higher revenue from our WIC System Expansion, Raton 2010 Expansion, Elba III Phase A Expansion and Elba Express pipeline which were placed in service in 2010. Also contributing to the increase was Phases I and II of the South System III expansion project which were placed in service in 2011. Our 2010 operating cash flows were burdened primarily due to SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances. During the nine months ended September 30, 2011, we received $968 million in net proceeds from the issuance of additional common and general partner units and $789 million of net proceeds from SNG’s and EPPOC’s debt offerings. In addition, El Paso contributed $28 million to us to fund their share of expansion capital expenditures at SNG and CIG.
     During 2011, we utilized our cash inflows to pay distributions to El Paso of its share of CIG and SNG distributable cash flow (see Item 1, Financial Statements, Note 9), to fund maintenance and growth projects, to repay debt obligations as they become due and to acquire additional interests in SNG and CIG. We made cash distributions to our unitholders of $302 million during the nine months ended September 30, 2011 compared with $171 million in the same period in 2010, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased incentive distributions to our general partner.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2010 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2011, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2010 Annual Report on Form 10-K under Part I, Item 1A, Risk Factors. Below are additional risk factors as a result of the recent announcement of KMI’s planned purchase of El Paso Corporation (El Paso).
Risks Related to Proposed KMI Purchase of El Paso
Our General Partner is owned by El Paso, which recently announced an agreement to merge with Kinder Morgan, Inc.(KMI), which owns the general partner of Kinder Morgan Energy Partners, L.P. (KMP). KMI’s ownership of us and KMP may result in conflicts of interest.

     El Paso entered into definitive agreements with KMI, which provide for a series of transactions whereby KMI will acquire El Paso. The closing of the merger is subject to various conditions precedent. As a result, there is a risk that the acquisition may not be completed. In addition, prior to closing, various restrictions are imposed in the definitive agreements on the sale of assets owned by El Paso, which could restrict the ability of El Paso to sell its interests in pipeline assets to us prior to the closing of the merger. Our ability to purchase interests in El Paso’s pipeline assets after the closing of the merger is also uncertain. KMI owns the general partner of KMP, which also owns other interstate natural gas pipelines. KMI has indicated its intention to sell certain of the interstate pipelines owned by El Paso to KMP and to EPB. As a result, we may compete with KMP for the dropdown of interstate pipeline assets owned by El Paso following the acquisition of El Paso by KMI.
     Following the completion of the merger of KMI and El Paso, the directors and officers of our general partner and its affiliates will have duties to manage our general partner in a manner that is beneficial to KMI who would be the sole owner of our general partner. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our unitholders. Therefore, following the completion of the merger, our general partner’s duties to us may conflict with the duties of its officers and directors to KMI in the future. As a result of these conflicts of interest following the merger, our general partner may favor its own interest or the interests of KMI or KMP, or their owners or affiliates over the interest of our unitholders. Additional conflicts may also arise in the future following the merger associated with (1) the allocation of capital and the allocation of costs among KMP and us, (2) the amount of time devoted by the officers and directors of KMI to the business of KMP in relation to us and (3) the future business opportunities that are pursued in KMP and us. Specifically, certain conflicts may arise as a result of KMI pursuing acquisitions or development opportunities in KMP that may also be advantageous to us. If we are limited in our ability to pursue such opportunities, we may not realize all or any of the commercial value of such opportunities.
The recently announced merger of El Paso and Kinder Morgan is subject to regulatory approvals which could require us to divest certain of our assets.
     The merger of El Paso and Kinder Morgan is subject to various regulatory approvals, including approvals from the Federal Trade Commission (FTC). The FTC may impose certain restrictions or obligations on our businesses as conditions for their approval of the merger, which could include requiring the divestiture of certain of our assets or businesses in order to obtain such approvals. Any required divestiture of assets could have a material impact on our business, including our ability to grow our business and distributions.
Pending the completion of the merger, our business and operations could be materially adversely affected.
     Uncertainty about the effect of the merger on El Paso’s employees may have an adverse effect on us. This uncertainty may impair El Paso’s ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined company. If El Paso’s employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, it could negatively impact our business, operations and financial results. In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common units, regardless of whether the merger is completed.
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

EL PASO PIPELINE PARTNERS, L.P.
By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: November 4, 2011	By:	/s/ John R. Sult
John R. Sult
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2011	By:	/s/ Rosa P. Jackson
Rosa P. Jackson
Vice President and Controller (Principal Accounting Officer)

EL PASO PIPELINE PARTNERS, L.P.
EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description
3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

10.A	First Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C., dated August 1, 2011 (incorporated by reference to Exhibit 10.F of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 8, 2011.)

10.B	Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C., dated August 31, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 7, 2011).

*12	Ratio of Earnings to Fixed Charges

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document