Form 10-K
period 2011-12-31
El Paso Pipeline Partners, L.P.
filed 2012-02-27
CIK 1410838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number 1-33825

El Paso Pipeline Partners, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0789784
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

El Paso Building 1001 Louisiana Street Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

Telephone Number: (713) 420-2600

Internet Website: www.eppipelinepartners.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the common units representing limited partner interests held by non-affiliates of the registrant was approximately $4,075,939,048 on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the price of $34.75 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

There were 205,698,750 Common Units and 4,197,822 General Partner Units outstanding as of February 20, 2012.

Documents Incorporated by Reference: None.

EL PASO PIPELINE PARTNERS, L.P.

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	MDth	= thousand dekatherm
BBtu	= billion British thermal units	MMcf/d	= million cubic feet per day
Bcf	= billion cubic feet	GAAP	= Generally Accepted Accounting Principles
Dth	= dekatherm	FERC	= Federal Energy Regulatory Commission
NGL	= natural gas liquid
LNG	= liquefied natural gas

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

When we refer to “EPB”, “us”, “we”, “our”, or “ours”, we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

ITEM 1.	BUSINESS

Overview and Strategy

We are a Delaware master limited partnership (MLP) formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. As of December 31, 2011, we own Wyoming Interstate Company, L.L.C. (WIC), Southern LNG Company, L.L.C. (SLNG), Elba Express Company, L.L.C. (Elba Express), Southern Natural Gas Company, L.L.C. (SNG) and an 86 percent interest in Colorado Interstate Gas Company, L.L.C. (CIG). In March 2011, we acquired an additional 25 percent interest in SNG from El Paso Corporation (El Paso). In June 2011, we acquired the remaining 15 percent interest in SNG and an additional 28 percent interest in CIG from El Paso. WIC and CIG are interstate pipeline systems serving the Rocky Mountain region, SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia, and both Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States (U.S.). We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso.

On October 16, 2011, El Paso announced a definitive agreement (the “Merger Agreement”) with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso’s shareholders, the Federal Trade Commission and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction. We will conduct our business in the ordinary course, in all material respects, in substantially the same manner as conducted prior to the date of the Merger Agreement, subject to certain conditions and restrictions. The most substantial of which are a limitation on the size of quarterly distribution increases and approval from KMI of asset drop downs from El Paso to us.

Our pipeline systems, storage facilities and LNG receiving terminal operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms and other terms and conditions of services to our customers. The fees or rates established under our tariff are a function of our cost of providing services to our customers, including a reasonable return on our invested capital.

Our primary business objectives are to generate stable cash flows sufficient to make distributions to our unitholders and to grow our business through the construction, development and acquisition of additional energy infrastructure assets. We intend to increase our cash distributions over time by enhancing the value of our transportation, storage and terminaling assets by:

•	focusing on customer service;

•	successfully executing our committed expansion projects on time and on budget;

•	developing growth projects in our market and supply area;

•	focusing on the integrity and the safety of our pipeline systems and other assets;

•	optimizing our contract portfolio;

•	focusing on increasing utilization, efficiency and cost control in our operations; and

•	pursuing strategic asset acquisitions from El Paso and third parties to grow our business.

Our Assets

The table below and discussion that follows provide detail of our pipeline systems as of December 31, 2011:

	As of December 31, 2011
Transmission	Ownership	Miles of	Design	Storage	Average Throughput(1)
System	Interest	Pipeline	Capacity	Capacity	2011	2010	2009
	(Percent)		(MMcf/d)	(Bcf)		(BBtu/d)
WIC	100	800	3,538	—	2,482	2,561	2,652
CIG (2)(3)	86	4,300	4,592	38	2,128	2,131	2,299
SNG (4)	100	7,600	3,896	60	2,463	2,505	2,322
Elba Express (5)	100	200	945	—	—	—	—

(1)	The WIC throughput includes 179 BBtu/d, 183 BBtu/d and 131 BBtu/d transported by WIC on behalf of CIG for the years ended December 31, 2011, 2010 and 2009.
(2)	Volumes reflected are 100 percent of the volumes transported on the CIG system.
(3)	CIG’s storage capacity includes 7 Bcf of storage capacity from the Totem Gas Storage facility (Totem), which is owned by WYCO Development LLC (WYCO), CIG’s 50 percent equity investee.
(4)

SNG’s storage capacity includes 29 Bcf of storage capacity associated with its 50 percent ownership interest in Bear Creek Storage Company, LLC (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, L.L.C. (TGP), our affiliate.

(5)	This system was placed in service in March 2010 and although capacity is under contract, the average volumes transported during 2011 and 2010 were not material.

WIC. WIC is comprised of a mainline system that extends from western Wyoming to northeast Colorado (the Cheyenne Hub) and several lateral pipeline systems that extend from various interconnections along the WIC mainline into western Colorado, northeast Wyoming and eastern Utah. WIC owns interstate natural gas transportation systems providing takeaway capacity from the mature Overthrust, Piceance, Uinta, Powder River and Green River Basins. The WIC system is operated by CIG Pipeline Services Company, L.L.C. (CIGSC) pursuant to a service agreement.

CIG. CIG is comprised of pipelines that deliver natural gas from production areas in the Rocky Mountains and the Anadarko Basin directly to customers in Colorado, Wyoming and indirectly to the midwest, southwest, California and Pacific northwest. CIG also owns interests in five storage facilities located in Colorado and Kansas and one natural gas processing plant located in Wyoming.

CIG owns a 50 percent ownership interest in WYCO, a joint venture with an affiliate of Public Service Company of Colorado (PSCo). WYCO owns Totem and the 164-mile High Plains pipeline (High Plains) both of which are in northeast Colorado and are operated by CIG. Totem has a peak withdrawal capacity of 200 MMcf/d and a maximum injection rate of 100 MMcf/d. Totem services and interconnects with High Plains. WYCO also owns a state regulated intrastate gas pipeline that extends from the Cheyenne Hub in northeast Colorado to Public Service Company of Colorado’s Fort St. Vrain’s electric generation plant, which CIG does not operate, and a compressor station in Wyoming leased by WIC.

SNG. SNG is comprised of pipelines extending from natural gas supply basins in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to market areas in Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee, including the metropolitan areas of Atlanta and Birmingham. SNG owns pipeline facilities serving southeastern markets in Alabama, Georgia and South Carolina. SNG owns 100 percent of the Muldon storage facility and a 50 percent interest in Bear Creek. The storage facilities have a combined peak withdrawal capacity of 1.2 Bcf/d. The SNG system is also connected to SLNG’s Elba Island LNG terminal.

Elba Express. Elba Express owns the Elba Express pipeline which transports natural gas supplies from the Elba Island LNG terminal to markets in the southeastern and eastern U.S. Under a firm transportation service agreement, the entire capacity of Elba Express is contracted to Shell NA LNG, LLC (Shell LNG) for 30 years at a fixed rate that will be reduced beginning on December 31, 2013 and remains flat thereafter. The firm transportation service agreement is supported by a step-down parent guarantee from Shell Oil Company (Shell) that secures the timely performance of the obligations of the agreement.

SLNG. SLNG owns the Elba Island LNG receiving terminal, located near Savannah, Georgia. The Elba Island LNG terminal is one of nine land based terminal facilities in the U.S. capable of providing domestic storage and vaporization services to international producers of LNG. The Elba Island LNG terminal has approximately 11.5 Bcf equivalent of LNG storage capacity and approximately

1.8 Bcf/d of peak send-out capacity. The capacity of the Elba Island LNG terminal is fully contracted with BG LNG Services, LLC under a conventional recourse rate contract and Shell LNG under a long-term step-down fixed rate contract (that will be reduced beginning on December 31, 2013 and remain flat thereafter). The firm SLNG service agreements are supported by parent guarantees from BG Energy Holdings Limited (BG) and Shell that secure the timely performance of the obligations of those agreements. The Elba Island LNG terminal is directly connected to three interstate pipelines, indirectly connected to two others, and also connected by commercial arrangements to a major local distribution company; thus, is readily accessible to the southeast and mid-Atlantic markets. SNG Pipeline Services Company, L.L.C (SNGSC) operates the Elba Island LNG terminal pursuant to a service agreement.

Markets and Competition

Our customers consist of natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas, and in doing so, we compete with other pipeline service providers as well as alternative energy sources such as coal, nuclear energy, wind, hydroelectric power, solar and fuel oil.

The natural gas industry has experienced a major shift in supply sources, from conventional to unconventional, such as shales. The source shift will affect the supply patterns, the flows and the rates that can be charged on pipeline systems. The impacts will vary among pipelines according to the location and the number of competitors attached to these new supply sources. Our SNG system is directly connected to the Haynesville Shale formation in northern Louisiana and indirectly connected, through new interconnecting pipelines, to the Barnett Shale, Bossier Sands, Woodford Shale and Fayetteville Shale. The divergence of oil prices above natural gas prices has also led to an increase in production from associated gas, or natural gas found in association with oil.

Another change in the supply patterns is the reduction in imports from Canada. The decreases in imported supplies from Canada have been the result of declining conventional production and increasing demand in Canada. On the Southern border, exports to Mexico are increasing and may increase further over time as demand growth exceeds production growth in that country. In addition to these trends in Canada and Mexico, imports of LNG to the U.S. have been declining over the last several years in response to increased U.S. shale gas production which has resulted in a decline in U.S. natural gas prices relative to gas prices in Europe and Asia. The projected gas price disparity between U.S. and European/Asian markets suggests that North America could change from a net importer of LNG to a net exporter of LNG before the end of this decade. All of the aforementioned factors have led to increased demand for domestic U.S. supplies and related transportation services over the last several years, a trend which is likely to continue.

Electric power generation has been the source of most of the demand growth for natural gas over the last 10 years, and this trend is expected to continue. The growth of natural gas in this sector is influenced by competition with coal and economic growth. Short-term market shifts have been driven by relative electricity generation costs of coal-fired plants versus gas-fired plants. A long-term market shift in the use of coal in power generation could be driven by environmental regulations. The future demand for natural gas could be increased by regulations limiting or discouraging coal use. However, natural gas demand could potentially be adversely affected by laws mandating or encouraging renewable power sources. Industrial demand has also grown recently with the economic recovery and low natural gas price environment, and this sector offers an opportunity for continued growth. In addition, a potential new and significant demand market for North American natural gas production is for LNG exports to Europe and Asia. Several Gulf Coast projects have received Department of Energy approval to export LNG to global markets beginning in the second half of this decade.

For a further discussion of factors impacting our markets and competition, See Item 1A. Risk Factors.

WIC. Our WIC system competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers and its four largest customers are generally able to obtain a significant portion of their natural gas transportation requirements from other pipelines, including the Rockies Express Pipeline LLC (Rockies Express), Bison Pipeline LLC (Bison) and CIG. Our renewal of expiring contracts on the WIC Medicine Bow lateral was negatively impacted by the decline in drilling in the Powder River Basin and the commissioning of Bison in early 2011. In addition, WIC competes with CIG, third party pipelines and gathering systems for connection to the rapidly growing supply sources in the U.S. Rocky Mountain region. Natural gas delivered from the WIC system competes with alternative energy sources used to generate electricity, such as hydroelectric power, solar, wind, coal and fuel oil.

CIG. Our CIG system serves two major markets, an on-system market and an off-system market. The on-system market consists of utilities and other customers located along the front range of the Rocky Mountains in Colorado and Wyoming. Competitors in this market consist of an interstate pipeline, local production from the Denver-Julesburg basin and long haul shippers who elect to sell into this market rather than the off-system. The off-system market consists of the transportation of Rocky Mountain natural gas production from multiple supply basins to interconnections with other pipelines in the midwest, southwest, California and the Pacific northwest. Competition for our off-system market consists of other interstate pipelines, including WIC, that are directly connected to our supply sources. CIG also faces competition from other existing pipelines and alternative energy sources that are used to generate electricity such as hydroelectric power, wind, solar, coal and fuel oil.

CIG also competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative points. Some of CIG’s largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines.

SLNG. Elba Island’s LNG terminal capacity is completely subscribed under long term contracts with subsidiaries of BG and Shell. Because revenue from these contracts is predominantly based on reservation charges, changes in throughput at the terminal driven by domestic or global competition will have relatively little effect on our revenue stream or profitability. Since the Elba Island LNG terminal is directly connected to three interstate pipelines, and indirectly connected to two others, it is readily accessible to markets in southeast U.S., Florida and the mid-Atlantic. We believe that this connectivity well positions the Elba Island LNG terminal to compete for any global LNG supplies against any other U.S. LNG terminal.

Elba Express. The pipeline capacity of Elba Express is completely subscribed under a long term contract with Shell LNG. Because revenues from Shell LNG are predominantly based on reservation charges, changes in throughput on Elba Express driven by competitive forces will have little or no effect on our revenue stream or profitability. Elba Express is primarily served by gas volumes from SLNG’s Elba Island LNG terminal and consequently it competes for gas supply into its system within the global LNG market in order to provide transportation to downstream markets in the southeast, mid-Atlantic and northeast.

SNG. The southeastern market served by the SNG system is one of the fastest growing natural gas demand regions in the U.S. Demand for deliveries from the SNG system is characterized by two peak delivery periods, the winter heating season and the summer cooling season. SNG competes with other interstate and intrastate pipelines for deliveries to multiple-connection customers who can take deliveries at alternative delivery points. Natural gas delivered from the SNG system competes with alternative energy sources used to generate electricity, such as hydroelectric power, coal, fuel oil and nuclear. Some of SNG’s largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. In addition, SNG competes with third party pipelines and gathering systems for connection to new supply sources.

SNG’s most direct competitor is Transco, which owns pipelines extending from Texas to New York. It has firm transportation contracts with some of SNG’s largest customers, including Atlanta Gas Light Company, a subsidiary of AGL Resources, Alabama Gas Corporation, SCANA Corporation and Southern Company and subsidiaries.

Our existing transportation and storage contracts expire at various times and in varying amounts of throughput capacity. Our ability to extend our existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Although we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, we frequently enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. The extent that these amounts are less than the maximum rates varies for each of our pipeline systems. For additional information on our pipeline firm transportation contracts, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table details our customers and contracts for each of our pipeline systems and other facilities as of December 31, 2011. Firm customers reserve capacity on our pipeline systems, storage facilities or LNG terminaling facilities and are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. Interruptible customers are customers without reserved capacity that pay usage charges based on the volume of gas they actually transport, store, inject or withdraw.

WIC
Customer Information	Contract Information
Approximately 50 firm and interruptible customers.	Approximately 60 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Major Customers:
Williams Gas Marketing, Inc.
(353 BBtu/d) (420 BBtu/d) (613 BBtu/d)	Expire in 2013-2015. Expire in 2017-2018. Expire in 2019-2021.

Anadarko Petroleum Corporation and subsidiaries
(223 BBtu/d) (406 BBtu/d) (665 BBtu/d)	Expire in 2013-2015. Expire in 2016-2018. Expire in 2020-2023.

CIG
Customer Information	Contract Information
Approximately 100 firm and interruptible customers.	Approximately 160 firm transportation contracts. Weighted average remaining contract term of approximately eight years.

Major Customers:
PSCo and subsidiary
(913 BBtu/d) (874 BBtu/d) (200 BBtu/d)	Expire in 2012-2019. Expire in 2025-2029. Expires in 2040.

Williams Gas Marketing, Inc.
(385 BBtu/d)	Expire in 2013-2014.

Colorado Springs Utilities
(331 BBtu/d)	Expire in 2012-2023.

SNG Customer Information	Contract Information
Approximately 230 firm and interruptible customers.	Approximately 190 firm transportation contracts. Weighted average remaining contract term of approximately six years.

Major Customers:
AGL Resources and subsidiaries
(995BBtu/d)	Expire in 2013-2015.
(84 BBtu/d)	Expires in 2024.

Southern Company and subsidiaries
(31 BBtu/d) (390 BBtu/d) (375 BBtu/d)	Expire in 2013-2014. Expire in 2017-2018. Expires in 2032.

Alabama Gas Corporation
(352 BBtu/d)	Expire in 2013-2014.

SCANA Corporation and subsidiaries
(315 BBtu/d)	Expire in 2013-2019.

Elba Express Customer Information	Contract Information
Eight firm and interruptible customer.	One firm transportation contract. Remaining contract term of approximately 28 years.

Major Customers:
Shell NA LNG, LLC	Expires in 2040.
(965 BBtu/d)

SLNG Customer Information	Contract Information
Two firm customers.	Two firm storage contracts. Weighted average remaining contract term of approximately 21 years.

Major Customers:
BG LNG Services, LLC	Expires in 2027.
(630 MMcf/d)
Shell NA LNG, LLC	Expire in 2035–2036.
(945 MMcf/d)

Regulatory Environment

Our interstate natural gas transmission systems and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. The FERC approves tariffs that establish rates, cost recovery mechanisms and other terms and conditions of service to our customers. The fees or rates established under our tariffs are a function of providing services to our customers, including a reasonable return on our invested capital. The FERC’s authority also extends to:

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

Our interstate pipeline systems are also subject to federal, state and local safety and environmental statutes and regulations of the U.S. Department of Transportation and the U.S. Department of the Interior. We have ongoing inspection programs designed to keep our facilities in compliance with pipeline safety and environmental requirements. For a further discussion of the potential impact of regulatory matters on us, see Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Relationship with El Paso Corporation

El Paso is an energy company founded in 1928 in El Paso, Texas that primarily operates in the regulated natural gas transportation sector and the exploration and production sector of the energy industry. El Paso owns our two percent general partner interest, all of our incentive distribution rights, a 42 percent limited partner interest in us and the remaining 14 percent interest in CIG not owned by us. We have an omnibus agreement with El Paso and our general partner that governs our relationship with them regarding the provision of specified services to us, as well as certain reimbursement and indemnification matters.

As a substantial owner in us, El Paso is motivated to promote and support the successful execution of our business strategies, including utilizing our partnership as a growth vehicle for its natural gas transportation, storage and other energy infrastructure businesses. Although we have the opportunity to make additional acquisitions directly from El Paso in the future, El Paso is under no obligation to make acquisition opportunities available to us. In addition, as aforementioned, in October 2011, El Paso announced a merger with KMI, whereby they will acquire El Paso. KMI currently owns Kinder Morgan Energy Partners, L.P. (KMP) and has indicated that it intends to drop down certain of El Paso’s pipeline assets into both KMP and EPB. Additionally, the Merger Agreement requires that KMI approve of asset drop downs from El Paso to us.

Environmental

A description of our environmental remediation activities is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 9.

Employees

We do not have employees. We are managed and operated by the directors and officers of our general partner, El Paso Pipeline GP Company, L.L.C., a subsidiary of El Paso. Additionally, WIC is operated by CIGSC, and SLNG and Elba Express are operated by SNGSC. CIG and SNG are operated by El Paso and its affiliates. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit, for direct expenses incurred by El Paso on our behalf and for expenses allocated to us as a result of us being a public entity. A further discussion of our affiliate transactions is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 13.

Available Information

Our website is www.eppipelinepartners.com. We make available, free of charge on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as is reasonably possible after the reports are filed with the Securities and Exchange Commission (SEC). Information about each of the Board members of our general partner, as well as each of our general partner’s Board’s standing committee charters, our Corporate Governance Guidelines and our Code of Conduct are also available, free of charge, through our website. Information contained on our website is not part of this report.

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

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. If any of the following risks were to occur, our business, results of operations and financial condition could be materially, adversely affected. In that case, we may not be able to pay distributions on our common units and the trading price of our common units could decline materially. The risks referred to herein refer to risks inherent to our wholly-owned operations through WIC, SNG, SLNG and Elba Express and our majority-owned interest in CIG.

Risks Inherent in Our Business

The supply and demand for natural gas could be adversely affected by many factors outside of our control which could negatively affect us.

Our success depends on the supply and demand for natural gas. The degree to which our business is impacted by changes in supply or demand varies. Our business can be negatively impacted by sustained downturns in supply and demand for natural gas, including reductions in our ability to renew pipeline transportation contracts on favorable terms and to construct new pipeline infrastructure. One of the major factors that will impact natural gas demand will be the potential growth of the demand for natural gas in the power generation market, particularly driven by the speed and level of existing coal-fired power generation that is replaced with natural gas-fired power generation. One of the major factors impacting natural gas supplies has been the significant growth in unconventional sources such as shale plays. In addition, the supply and demand for natural gas for our business will depend on many other factors outside of our control, which include, among others:

•

adverse changes in general global economic conditions. The level and speed of the recovery from the recent recession remains uncertain and could impact the supply and demand for natural gas and our future rate of growth in our business;

•

adverse changes in geopolitical factors, including the establishment of production levels by the Organization of the Petroleum Exporting Countries (OPEC), political unrest and changes in foreign governments in production regions of the world and unexpected wars, terrorist activities and others acts of aggression;

•	adverse changes in domestic regulations that could impact the supply or demand for natural gas;

•	technological advancements that may drive further increases in production and reduction in costs of developing natural gas shales;

•	competition from imported LNG and Canadian supplies and alternate fuels;

•	increased prices of natural gas or NGLs that could negatively impact demand for these products;

•	increased costs to explore for, develop, produce, gather, process and transport natural gas or NGLs;

•	adoption of various energy efficiency and conservation measures; and

•	perceptions of customers on the availability and price volatility of our services, particularly customers’ perceptions on the volatility of natural gas prices over the longer-term.

The prices for natural gas and NGLs could be adversely affected by many factors outside of our control which could negatively affect us.

Natural gas and NGL prices historically have been volatile and are likely to continue to be volatile in the future, especially given current global geopolitical and economic conditions. There is a risk that commodity prices, which are at relatively low levels at this time, will remain depressed for sustained periods. Our business can be negatively impacted in the long-term by sustained depression in commodity prices for natural gas and NGLs including reductions in differentials between receipt and delivery points on our systems and in our ability to enter into or renew pipeline transportation contracts on favorable terms and to construct new pipeline infrastructure. The prices for natural gas and NGLs are subject to a variety of additional factors that are outside of our control, which include, among others:

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

The natural gas pipeline business is highly competitive. We compete with other interstate and intrastate pipeline companies as well as gatherers and storage companies for the transportation and storage of natural gas. We also compete with suppliers of alternate energy sources such as coal and fuel oil. We frequently have one or more competitors in the supply basins and markets that we are connected to. This includes new pipeline systems that have recently been constructed from supply basins in which one or more of our pipelines are located and growing competition in many of the markets we serve. This competition could result in our inability to renew contracts and to maintain rates and transportation volumes, any of which could have a material adverse effect on our business.

The success of our pipeline business depends on many factors beyond our control.

The results of our pipeline business are impacted in the long term by the volumes of natural gas we transport or store and the prices we are able to charge for these services. The volumes of natural gas we are able to transport and store depend on the actions of third parties that are beyond our control. Such factors include events that negatively impact our customers’ demand for natural gas and could expose our pipelines to the risk that we will not be able to renew contracts at expiration or that will require us to discount our rates significantly upon renewal. We are also highly dependent on our customers and downstream pipelines to attach new and increased loads on their systems in order to grow our pipeline business. Further, state agencies that regulate our pipelines’ local distribution company customers could impose requirements that could impact demand for our pipelines’ services.

The volume of gas that we are able to transport and store also depends on the availability of natural gas supplies that are accessible to our pipeline systems, including the need for producers to continue to develop additional natural gas supplies to offset the natural decline from existing wells connected to our systems. This requires the development of additional natural gas reserves, obtaining additional supplies from interconnecting pipelines, and the development of LNG facilities on or near our systems. There have been major shifts in supply basins over the last few years, especially with regard to the development of new natural gas shale plays and declining production from conventional sources of supplies as well as declining deliveries from Canada. A prolonged decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of reserves available for transportation and storage through our systems.

With the recent rapid growth of shale gas production in the U.S. and the subsequent drop in U.S. natural gas prices, the need and incentive to import LNG to U.S. regasification terminals has greatly diminished. Actual U.S. LNG imports are now at their lowest levels in several years. If shale gas production continues to grow as expected, imports of LNG to the U.S. will remain at minimal levels. Although our existing LNG import terminal is fully subscribed under long term fixed revenue contracts, extended periods of reduced levels of physical LNG imports could necessitate changes in how our LNG facility is operated to accommodate these potential low flow conditions.

Furthermore, our ability to deliver natural gas to our shippers is dependent upon their ability to purchase and deliver gas at various receipt points into our system. On occasion, particularly during extreme weather conditions, the gas delivered by our shippers at the receipt points into our system is less than the gas that they take at delivery points from our system. This can cause operational problems and can negatively impact our ability to meet our shippers’ demand.

Our operations are subject to operational hazards and uninsured risks which could negatively affect us.

Our operations are subject to a number of inherent operational hazards and uninsured risks such as:

•

Adverse weather conditions, natural disasters, and/or other climate related matters — including extreme cold or heat, lightning and flooding, fires, earthquakes, hurricanes, tornadoes and other natural disasters. Although the potential effects of climate change on our operations (such as hurricanes, flooding, etc.) are uncertain at this time, changes in climate patterns as a result of global emissions of greenhouse gas (GHG) could also have a negative impact on our operations in the future, particularly with regard to any of our facilities that are located in or near the Gulf of Mexico and other coastal regions.

•

Acts of aggression on critical energy infrastructure—including terrorist activity or “cyber security” events. We are subject to the ongoing risk that one of these incidents may occur which could significantly impact our business operations and/or financial results. Should one of these events occur in the future, it could impact our ability to operate or control our pipeline assets, our operations could be disrupted, property could be damaged and/or customer information could be stolen resulting in substantial loss of revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation and litigation and/or inaccurate information reported from our operations to our financial applications, to our customers and to regulatory entities.

•

Other hazards—including the collision of third-party equipment with our infrastructure (such as damage caused to our underground pipelines by third party excavation); explosions, pipeline failures, mechanical and process safety failures, events causing our facilities to operate below expected levels of capacity or efficiency; uncontrollable flows of natural gas, release of pollution or contaminants into the environment (including discharges of toxic gases or substances) and other environmental hazards.

Each of these risks could result in (a) damage or destruction of our facilities, (b) damages and injuries to persons and property or (c) business interruptions while damaged energy and/or technology infrastructure is repaired or replaced, each of which could cause us to suffer substantial losses. While we maintain insurance against some of these risks in amounts that we believe are reasonable, our insurance coverages have material deductibles, self-insurance levels, limits on our maximum recovery and do not cover all risks. For example, from time to time we may not carry, or may be unable to obtain on terms that we find acceptable, insurance coverage for certain exposures including, but not limited to, certain environmental exposures (including potential environmental fines and penalties), business interruption and named windstorm / hurricane exposures. The premiums and deductibles we pay for certain insurance policies are also subject to the risk of substantial increases over time that could negatively impact our financial results. In addition, we may not be able to renew existing insurance policies or procure desirable insurance on commercially reasonable terms. There is also a risk that our insurers may default on their coverage obligations or that amounts for which we are insured, or that the proceeds of such insurance will not compensate us fully for our losses. As a result, we could be adversely affected if a significant event occurs that is not fully covered by insurance.

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

•

our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from weather conditions, geologic conditions, inflation or increased costs of equipment, materials (such as steel and nickel) and labor, contractor productivity, delays in construction due to various factors including delays in obtaining regulatory approvals or other factors beyond our control. These cost overruns could be material and we may not be able to recover such excess costs from our customers which could negatively impact our return on our investments;

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

We are subject to a complex set of laws and regulations from various agencies that regulate the energy industry. Such laws and regulations result in us incurring substantial compliance and remediation costs which impact the profitability of our pipeline business and our customers.

Our pipeline businesses are extensively regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of Interior, the U.S. Coast Guard, the U.S. Department of Homeland Security and various state and local regulatory agencies who have the ability to issue regulations or enforcement orders that may adversely affect our profitability.

Our operations are subject to a complex set of federal, state and local laws and regulations that tend to change from time to time and generally are becoming more stringent. In addition to laws and regulations affecting our business, there are various laws and regulations that regulate various market practices in the industry, including antitrust laws and laws that prohibit fraud and manipulation in the markets in which we operate. The authority of the Federal Trade Commission (FTC), FERC and U.S. Commodity Futures Trading Commission to impose penalties for violations in these areas has generally increased over the last few years.

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

We are often obligated to obtain permits or approvals in our operations from various federal, state and local authorities, which permits and approvals (including renewals thereof) can be denied or delayed. In addition, we are exposed to fines and penalties to the extent that we fail to comply with the applicable laws and regulations, as well as the potential for limitations to be imposed on our operations. These regulations often impose remediation obligations associated with the investigation or clean-up of contaminated properties, as well as damage claims arising out of the contamination of properties or impact on natural resources. Many of our assets are located and operate on federal, state, local or tribal lands and are typically regulated by one or more federal, state or local agencies. For example, we operate pipeline facilities that are located on federal lands located both onshore and offshore, which are regulated by the Department of the Interior, particularly by the Bureau of Land Management and the Bureau of Ocean Energy Management, Regulation, and Enforcement. In addition, we also have pipeline operations on Native American tribal lands, which are regulated by the Department of the Interior, particularly by the Bureau of Indian Affairs, as well as local tribal authorities. Operations on these properties are often subject to additional regulations and compliance obligations, which can delay our access to such lands and impose additional compliance costs.

In addition, the FERC regulates most aspects of our business, including the terms and conditions of services offered, our relationships with affiliates, construction and abandonment of facilities and the rates charged by our pipelines (including establishing authorized rates of return). Many of our pipelines periodically file to adjust the rates charged to their customers. There is a risk that the FERC may establish rates that are not acceptable to us and have a negative impact on us. In addition, the profitability of our pipeline systems is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that such costs increase in an amount greater than what we are permitted to recover in our rates or to the extent that there is a lag before the pipeline can file and obtain rate increases, such events can have a negative impact on our operating results. Our existing rates may also be challenged by complaint. The FERC commenced several proceedings against pipeline systems and storage facilities to reduce the rates they were charging their customers. There is a risk that the FERC or our customers could file similar complaints on one or more of our pipeline systems and that a successful complaint against our pipeline rates could have an adverse impact on us. For example, the FERC recently initiated an investigation concerning the rates of our affiliate, Bear Creek. The FERC currently allows publicly traded partnerships to include in their cost-of-service an income tax allowance. Any changes to FERC’s treatment of income tax allowances in cost of service could result in lower recourse rates that could negatively impact our unitholders’ investment in us.

The laws and regulations (and the interpretations thereof) that are applicable to our business could materially change in the future and increase the cost of our operations or otherwise negatively impact us.

The regulatory framework affecting our business is frequently subject to change, with the risk that either new laws or regulations may be enacted or existing laws and regulations may be amended. Such new or amended laws and regulations can materially affect our operations and our financial results. In this regard, there have been proposals to adopt or amend federal, state, local and tribal laws and regulations that could negatively impact our business, which includes among others:

•

Climate Change and other Emissions. The Environmental Protection Agency (EPA) and several state environmental agencies have adopted regulations to regulate GHG emissions. It is uncertain at this time what impact the existing and proposed regulations will have on the demand for natural gas and on our operations. This will largely depend on what regulations are ultimately adopted, how the requirements of these regulations are implemented and incentives and subsidies provided to other fossil fuels, nuclear power and renewable energy sources. Although the EPA has adopted a tailoring rule to regulate GHG emissions, it is not expected to materially impact our existing operations until 2016. However, the tailoring rule is subject to judicial reviews and such reviews could result in the EPA being required to regulate GHG emissions at lower levels that could subject many of our larger facilities to regulation prior to 2016. There have also been various legislative and regulatory proposals and final rules at the federal and state levels to address air emissions from power plants and industrial boilers. Although such rules and proposals will generally favor the use of natural gas over other fossil fuels such as coal, it remains uncertain what regulations will ultimately be adopted and when they will be adopted. Finally, there have been other various environmental regulatory proposals that could increase the cost of our environmental liabilities as well as increase our future compliance costs. For example, the EPA has proposed more stringent emission standards with regard to oil and gas operations that will affect our operations. In addition, any regulations would likely increase our costs of compliance by potentially delaying the receipt of permits and other regulatory approvals, requiring us to monitor emissions, install additional equipment or modification facilities to reduce GHG and other emissions, to purchase emission credits, and utilize electric-driven compression at facilities to obtain regulatory permits and approvals in a timely manner. While we may be able to include some or all of the costs associated with our environmental liabilities and environmental compliance in the rates charged by our pipelines, our ability to recover such costs is uncertain and may depend on events beyond our control including the outcome of future rate proceedings before the FERC and the provisions of any final regulations and legislation.

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

•

Pipeline Safety. New federal legislation was enacted in December 2011 associated with pipeline safety and integrity issues including changes that require installation of additional valves and other equipment on our pipelines and potential expansion of high consequence areas. The legislation requires the U.S. Department of Transportation Pipeline and Hazardous Material Safety Administration to conduct various studies, which may ultimately result in additional regulations which could negatively impact our operations.

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

We are subject to the risk of our counterparties failing to make payments to us, which may include payments not being received within the time required under our contracts. Our current largest exposures are associated with shippers under long-term transportation contracts on our pipeline systems. Our systems rely on a limited number of customers for a significant portion of our systems’ revenues. For the year ended December 31, 2011, the four largest customers for each of WIC, CIG, SNG, SLNG and Elba Express accounted for approximately 72 percent, 64 percent, 61 percent, 100 percent and 100 percent of their respective operating revenues. The creditworthiness of our customers may be adversely impacted by negative effects in the economy, including low natural gas prices which can reduce liquidity and cash flows for some of our customers that produce natural gas. The loss of all or a portion of the contracted volumes of these customers, as a result of competition, creditworthiness, inability to negotiate extensions, or replacements of contracts, could have a material adverse effect on us. Our credit procedures and policies that are governed by the FERC may not be adequate to fully eliminate counterparty credit risk. In addition, in certain situations, we may assume certain additional credit risks for competitive reasons or otherwise. If our existing or future counterparties fail to pay and/or perform, we could be adversely affected. For example, we may not be able to effectively remarket capacity during and after insolvency proceedings involving a customer.

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

Much of our pipeline infrastructure was constructed many years ago. The age of these assets may result in them being more costly to maintain and repair. We may also be required to replace certain facilities over time. In addition, our pipeline assets may be subject to the risk of failures or other incidents due to factors outside of our control (including third party excavation near our pipelines, unexpected degradation of our pipelines, unexpected erosion of soil as well as design, construction or manufacturing defects) that could result in personal injury or property damages. Much of our pipeline system is located in populated areas which increases the level of such risks. Such incidents could also result in unscheduled outages or periods of reduced operating flows which could result in a loss of our ability to serve our customers and a loss of revenues. Although we are targeted to complete our pipeline integrity program which includes the development and use of in-line inspection tools in high consequence areas by its required completion date at the end of 2012, we will continue to incur substantial expenditures beyond 2012 relating to the integrity and safety of our pipelines. In addition, there is a risk that new regulations or other regulatory actions associated with pipeline safety and integrity issues will be adopted that could require us to incur additional material expenditures in the future. We are also subject to inherent risk associated with operating storage facilities, including potential risk of gas losses and field degradation.

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

Accounting policies for FERC regulated pipelines are in certain instances different from U.S. GAAP for nonregulated entities. For example, we are permitted to record certain regulatory assets on our balance sheet that would not be recorded for nonregulated entities. In determining whether to account for regulatory assets on each of our pipelines, we consider various factors including regulatory changes and the impact of competition to determine the probability of recovery of these assets. Currently, all of our pipeline systems have regulatory assets recorded on their balance sheets. If we determine that future recovery is no longer probable for any of our pipeline systems, then we could be required to write off the regulatory assets in the future. In addition, we capitalize a carrying cost (AFUDC) on equity funds related to our construction of long-lived assets. Equity amounts capitalized are included as other income on our income statement. We periodically evaluate the applicability of accounting standards related to regulated operations, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to evaluate our assets for impairment and write-off the associated regulatory assets and our future earnings could be impacted.

Our business requires the retention and recruitment of a skilled workforce and the loss of such workforce could result in the failure to implement our business plans.

We are managed and operated by El Paso and its affiliates. Such operations and management require the retention and recruitment of a skilled workforce including engineers, technical personnel and other professionals. El Paso competes with other companies in the energy industry for this skilled workforce. In addition, many of El Paso’s current employees are retirement eligible, which have significant institutional knowledge that must be transferred to other employees. If El Paso is unable to (a) retain their current employees, (b) successfully complete the knowledge transfer and/or (c) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased allocated costs to retain and recruit these professionals. See Risks Related to Proposed KMI Purchase of El Paso.

We have certain contingent liabilities that could exceed our estimates.

We have certain contingent liabilities associated with litigation, regulatory and environmental matters. We are involved in various lawsuits in which we or our subsidiaries have been sued (see Part II, Item 8. Financial Statements and Supplementary Data, Note 9). Although we believe that we have established appropriate reserves for these litigation, regulatory and environmental liabilities, we could be required to accrue additional amounts in the future and these amounts could be material.

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

We have significant existing debt which requires us to dedicate a substantial portion of our cash flows to service our debt payment obligations, as well as reduces our flexibility to respond to changing circumstances.

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

We have significant capital programs in our business that require us to access capital markets frequently and any inability to do so in the future at competitive rates could have a negative impact on us.

We have extensive capital programs in our business, which requires us to frequently access the capital markets. Although the markets have become less volatile than they were in recent years, volatility in the financial market remains. Our cost of capital could be negatively impacted in the future if we are unable to successfully raise capital in the capital markets. This could require us to forego capital opportunities, make those opportunities less attractive to us or make us less competitive in our pursuit of growth opportunities.

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

Rating Agency
	Moody’s Investor Service	Standard & Poor’s	Fitch Ratings
Credit Rating
EPB	Ba1(2)	BB(2)	BBB-(1)
El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC).	Ba1(2)	BB(2)	BBB–(1)
SNG/CIG	Baa3(1)	BB(2)	BBB-(1)
El Paso	Ba3(2)	BB-(2)	BB+(2)

(1)	Investment grade.
(2)	Below investment grade.

These ratings have increased our cost of capital and our operating costs in comparison to some of our peers. There is a risk that these credit ratings may be adversely affected in the future as the credit rating agencies review their general credit requirements as well as review our leverage, liquidity, credit profile, and potential transactions. Following the announcement of El Paso’s proposed merger with KMI, Moody’s and Fitch adjusted their view of El Paso to a negative outlook, and Moody’s adjusted their view of EPB, EPPOC, CIG and SNG to a negative outlook. Any reduction in our credit rating could also impact our cost of capital. Any reduction in our credit rating could also negatively impact the credit rating of our subsidiaries, which could also increase their cost of capital. It could also impact our ability, as well as the ability of our subsidiaries, to access the capital markets. Although the ratings from credit agencies are not recommendations to buy, sell or hold our securities, our credit ratings will generally affect the market value of our debt instruments, as well as the market value of our units.

A breach of the covenants applicable to our debt and other financing obligations could affect our ability to borrow funds, could accelerate our debt and other financing obligations and those of our subsidiaries and reduce our cash available for distribution to our unitholders.

Our debt and other financing obligations contain restrictive covenants and require us to maintain certain financial ratios, including debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) and EBITDA to interest expense in our note purchase agreements and contain cross default provisions. Volatility in the financial markets and a reduction in access to capital could cause these covenants to become more restrictive over time. A breach of any of these covenants could preclude us or our subsidiaries from issuing letters of credit, from borrowing under our credit agreements and could accelerate our debt and other financing obligations and those of our subsidiaries. If this were to occur, we might not be able to repay such debt and other financing obligations.

Restrictions in our credit facility and note purchase agreement could limit our ability to make distributions to our unitholders.

Our credit facility and the note purchase agreement related to our issuance of senior unsecured notes contain covenants limiting our ability to make distributions to our unitholders and equity repurchases. Our ability to comply with any restrictions and covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are unable to comply with these restrictions and covenants, a significant portion of indebtedness outstanding under our credit facility or the note purchase agreement may become immediately due and payable, and our lenders’ commitment to make further loans to us under our credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution to our unitholders. Further, our credit facility limits our ability to pay distributions to our unitholders during an event of default or if an event of default would result from the distribution.

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

An important source of our growth in the past and potentially in the future is the purchase of interests in interstate pipelines from El Paso. As the owner of our general partner, El Paso is entitled to incentive distribution rights (IDRs). El Paso is currently entitled to receive the maximum level of IDRs. Our ability to purchase additional interests on an accretive basis to the limited partner unitholders may be negatively impacted by such IDRs unless El Paso elects to reduce the level of the IDRs as provided for in the partnership agreement. In addition, as the owner of the general partner of the partnership, El Paso could also be subject to claims associated with conflicts of interest and breach of fiduciary duties. Although the partnership agreements expressly define and limit its obligations as the general partner, if any conflicts of interest or breach of fiduciary duties are found, then our ability to purchase additional interests in interstate pipeline assets from El Paso could be negatively impacted.

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

Neither our partnership agreement nor the omnibus agreement among us, El Paso and others will prohibit affiliates of our general partner, including El Paso, El Paso Natural Gas Company (EPNG), Cheyenne Plains Gas Pipeline Company, L.L.C. (Cheyenne Plains), Bear Creek, Ruby Pipeline, L.L.C. and TGP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, El Paso and its affiliates may acquire, construct or dispose of additional transportation or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the interstate pipeline and/or storage business, and each may have greater resources than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact us.

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

Pursuant to an omnibus agreement we entered into with El Paso, our general partner and certain of its affiliates, El Paso and its affiliates will receive reimbursement for the payment of operating and capital expenses related to our operations and for the provision of various general and administrative services for our benefit, including costs for rendering administrative staff and support services to us, and overhead allocated to us, including pension and health care costs which amounts will be determined by the general partner in good faith. Payments for these services will be substantial and will reduce the amount of cash available for distribution to unitholders. In addition, WIC reimburses CIG for the costs incurred to operate and maintain the WIC system pursuant to an operating agreement. CIG also reimburses certain of its affiliates for costs incurred and services it receives (primarily from EPNG and TGP) and receives reimbursements for costs incurred and services it provides to other affiliates (primarily Cheyenne Plains and Young Gas Storage Company Ltd.). In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. The limitation and definition of these duties is permitted by the Delaware law governing limited partnerships. In addition, the limited liability company agreement of CIG contains similar provisions that define the fiduciary standards of each member (a subsidiary of El Paso owns a 14 percent interest in CIG and we own an 86 percent interest in CIG) to the other. In addition, the limited liability agreement includes provisions that define the fiduciary standards that the members of the management committee of CIG appointed by a member owe to the member that did not designate such person. The defined fiduciary standards are more limited than those that would apply under Delaware law in the absence of such definition.

Limited unitholders cannot remove our general partner without its consent.

The vote of the holders of at least 66  2/3 percent of all outstanding common units voting together as a single class is required to remove our general partner. Our unitholders are currently unable to remove our general partner without its consent because affiliates of our general partner own sufficient units to be able to prevent the general partner’s removal. In addition, under certain circumstances the successor general partner may be required to purchase the combined general partner interest and incentive distribution rights of the removed general partner, or alternatively, such interests will be converted into common units.

Our general partner may elect to cause us to issue Class B common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of our general partner or holders of our common units. This may result in lower distributions to holders of our common units in certain situations.

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

Our assets consist of a 100 percent ownership interest in WIC, SNG, SLNG and Elba Express and an 86 percent interest in CIG. If a sufficient amount of our assets acquired in the future, are deemed to be “investment securities” within the meaning of the

Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

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

If at any time our general partner and its affiliates own more than 75 percent of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders would be required to sell common units at an undesirable time or price and may not receive any return on investment. Unitholders might also incur a tax liability upon a sale of such units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934. Our general partner and its affiliates own approximately 42 percent of our outstanding common units at December 31, 2011.

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

As of February 20, 2012, we had 205,698,750 common units outstanding, which includes 88,400,059 common units held by affiliates of our general partner. Sales by any of our existing unitholders, including affiliates of our general partner, of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. Under our partnership agreement, our general partner and its affiliates have registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Risks Related to our Senior Unsecured Notes

The notes are unsecured obligations of EPPOC and not guaranteed by any of its subsidiaries. As such, the notes are effectively junior to EPPOC’s existing and future secured debt and to all debt and other liabilities of its subsidiaries.

The notes are EPPOC’s unsecured obligations and rank equally in right of payment with all of its other existing and future unsubordinated debt. All of EPPOC’s operating assets are in subsidiaries of EPPOC, and none of these subsidiaries guarantee EPPOC’s obligations with respect to the notes. Creditors of EPPOC’s subsidiaries have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or other bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to EPPOC in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of the notes. As of December 31, 2011, the notes were effectively subordinated to approximately $2.0 billion of outstanding indebtedness of EPPOC’s subsidiaries. Furthermore, such subsidiaries are not prohibited under the indenture from incurring additional indebtedness.

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

Upon the occurrence of a change of control trigger event, we will be required to offer to repurchase all outstanding notes at 101 percent of their principal amount plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control trigger event because we may not have sufficient funds. Further, we may be contractually restricted under the terms of our revolving credit facility or other future senior indebtedness from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the notes unless we are able to refinance or obtain waivers under our credit facilities. Our failure to repurchase the notes upon a change of control would cause a default under the indenture and a cross-default under our revolving credit facility. Our revolving credit facility provides that a change of control, as defined in such agreement, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and limiting our ability to purchase the notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions. In addition, the change of control provisions in the indenture may not protect the noteholders from certain important corporate events, such as a leveraged recapitalization (which would increase the level of our indebtedness), reorganization, restructuring, merger or other similar transaction.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes and our indebtedness under our revolving credit facility, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure the noteholders that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot assure the noteholders that we would be able to take any of these actions, that these actions would be successful and would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement and the indenture that will govern the notes. In the absence of such cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our revolving credit facility contains restrictions on our ability to dispose of assets. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and any proceeds may not be adequate to meet any debt service obligations when due.

Risks Related to Proposed KMI Purchase of El Paso

Our General Partner is owned by El Paso, which recently announced an agreement to merge with KMI, which owns the general partner of KMP. KMI’s ownership of us and KMP may result in conflicts of interest.

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

Following the completion of the merger of KMI and El Paso, the directors and officers of our general partner and its affiliates will have duties to manage our general partner in a manner that is beneficial to KMI who would be the sole owner of our general partner. At the same time, our general partner will have duties to manage us in a manner that is beneficial to our unitholders. Therefore, following the completion of the merger, our general partner’s duties to us may conflict with the duties of its officers and directors to KMI. As a result of these conflicts of interest following the merger, our general partner may favor its own interest or the interests of KMI or KMP, or their owners or affiliates over the interest of our unitholders. Additional conflicts may also arise in the future following the merger associated with (1) the allocation of capital and the allocation of costs among KMP and us, (2) the amount of time devoted by the officers and directors of KMI to the business of KMP in relation to us and (3) the future business opportunities that are pursued in KMP and us. Specifically, certain conflicts may arise as a result of KMI pursuing acquisitions or development opportunities in KMP that may also be advantageous to us. If we are limited in our ability to pursue such opportunities, we may not realize all or any of the commercial value of such opportunities.

The recently announced merger of El Paso and Kinder Morgan is subject to regulatory approvals which could require us to divest certain of our assets.

The merger of El Paso and Kinder Morgan is subject to various regulatory approvals, including approvals from the Federal Trade Commission. The FTC may impose certain restrictions or obligations on our businesses as conditions for their approval of the merger, which could include requiring the divestiture of certain of our assets or businesses in order to obtain such approvals. Any required divestiture of assets could have a material impact on our business, including our ability to grow our business and distributions.

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

Failure to successfully combine and integrate the organizations and processes of El Paso and KMI may adversely affect us.

KMI has announced that it expects to realize certain anticipated benefits and synergies as part of its acquisition of El Paso. However, if KMI and El Paso do not successfully integrate their operations, we may not realize any such benefits. Furthermore, the integration of two organizations and their processes and systems inherently involve risks, including ensuring maintaining effective compliance with laws and regulations as well as effective internal controls over financial reporting.

Following consummation of the El Paso and KMI merger, our credit ratings could be adversely affected, which may increase our borrowing costs.

KMI will have considerably higher aggregate levels of indebtedness due to the debt incurred to finance the transaction. There can be no assurance that the credit ratings of KMI will not be subject to downgrade. Our credit ratings may be adversely affected in the event of any downgrade of KMI’s ratings in the light of the ownership interest and operational control of us following the merger. Any reduction in our credit ratings could also negatively impact the credit rating of our subsidiaries. Any of such actions by the credit rating agencies could increase our cost of capital and that of our subsidiaries, as well as negatively impact our ability to access the capital markets. It could also have a negative impact on the market value of our units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. Recently, members of the U.S. Congress considered substantive changes to the existing U.S. federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships. Any modification to the U.S. federal income tax laws or interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any changes could negatively impact the value of an investment in our common units.

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

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Tax-exempt entities or foreign persons should consult their tax advisor regarding their investment in our common units.

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

A description of our properties is included in Part I, Item 1. Business, and is incorporated herein by reference.

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

A description of our legal proceedings is included in Part II, Item 8. Financial Statements and Supplementary Data, Note 9, and is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are traded on the New York Stock Exchange under the symbol EPB. As of February 20, 2012, we had 38 unitholders of record, which does not include beneficial owners whose shares are held by a clearing agency, such as a broker or bank.

The following table reflects the quarterly high and low sales prices for our common units based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash distributions per unit we declared in each quarter:

	High	Low	Distributions
2011
Fourth Quarter	$38.09	$31.81	$0.49
Third Quarter	$38.36	$31.36	$0.48
Second Quarter	$37.56	$32.34	$0.46
First Quarter	$38.00	$32.98	$0.44

2010
Fourth Quarter	$35.74	$31.34	$0.41
Third Quarter	$33.84	$27.40	$0.40
Second Quarter	$30.77	$23.62	$0.38
First Quarter	$28.31	$23.35	$0.36

Cash Distribution Policy. We will distribute to the holders of common and subordinated units on a quarterly basis at least the minimum quarterly distribution of $0.2875 per common unit ($1.15 per common unit on an annualized basis) to the extent we have sufficient cash from operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Our ability to pay cash distributions at this minimum quarterly distribution rate is subject to various restrictions and other factors. On February 14, 2012, we paid a distribution of $0.50 per unit to all unitholders of record at the close of business on January 31, 2012. Our partnership agreement requires us to distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash.” Our partnership agreement also requires that we distribute all of our available cash from operating surplus each quarter in the following manner: first, 98 percent to the holders of common units and 2 percent to our general partner, until each common unit has received a minimum quarterly distribution of $0.2875 plus any arrearages from prior quarters; second, 98 percent to the holders of subordinated units and 2 percent to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.2875; and third, 98 percent to all unitholders, pro rata, and 2 percent to our general partner, until each unit has received a distribution of $0.33063. If cash distributions to our unitholders exceed $0.33063 per unit in any quarter, our general partner will receive, in addition to distributions on its 2 percent general partner interest, increasing percentages, up to 48 percent, of the cash we distribute in excess of that amount. We refer to these distributions as incentive distributions. Our general partner received incentive distributions of $8 million and $49 million in 2010 and 2011, respectively. On February 14, 2012 our general partner received incentive distributions of $19 million.

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

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under Marginal Percentage Interest in Distribution are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount”, until available cash from operating surplus we distribute reaches the next target distribution level, if any. The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2 percent general partner interest and assume our general partner has contributed any additional capital necessary to maintain its two percent general partner interest and has not transferred its incentive distribution rights.

	Total Quarterly Distribution per Unit Target Amount	Marginal Percentage Interest in Distribution
		Unitholders	General Partner
Minimum Quarterly Distribution	$0.2875	98%	2%
First Target Distribution	above $0.2875 up to $0.33063	98%	2%
Second Target Distribution	above $0.33063 up to $0.35938	85%	15%
Third Target Distribution	above $0.35938 up to $0.43125	75%	25%
Thereafter	above $0.43125	50%	50%

Subordination Period. Our partnership agreement provided that, during the subordination period, the common units had the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per common unit, which is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Furthermore, no arrearages would be paid on the subordinated units. The practical effect of the subordinated units was to increase the likelihood that during the subordination period there would be available cash to be distributed on the common units. The subordination period ended upon payment of the quarterly cash distribution payment for the fourth quarter of 2010 as the financial tests required for the conversion of all subordinated units into common units were satisfied. As a result, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion did not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data as of and for the years ended December 31, 2009 to 2011 and results of operations for the period ended December 31, 2008 is derived from the audited consolidated financial statements for EPB and its subsidiaries. We derived the operating results data for 2007 and the financial position data for 2008 and 2007 from our accounting records. The selected financial data is not necessarily indicative of results to be expected in future periods and should be read together with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report on Form 10-K.

	As of or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per unit amounts)
Operating Results Data:
Operating revenues	$1,425	$1,344	$1,119	$1,064	$968
Operating income	784	747	583	532	484
Earnings from unconsolidated affiliates	15	16	12	16	90
Net income from continuing operations	551	605	497	475	393
Net income	551	605	497	475	396
Net income attributable to El Paso Pipeline Partners, L.P.	472	378	318	301	257
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit-basic and diluted Common units(1)	$2.03	$1.90	$1.64	$1.26	$0.11
Subordinated units(1)(3)	—	1.78	1.56	1.12	0.11
Distributions declared per common unit(2)	$1.87	$1.55	$1.33	$1.01	$—
Financial Position Data:
Property, plant and equipment, net	$5,690	$5,692	$5,408	$4,796	$4,112
Investment in unconsolidated affiliates	71	71	94	98	102
Total assets	6,297	6,177	6,164	5,619	5,610
Long-term debt and other financing obligations, less current maturities	3,865	3,400	2,536	2,267	2,136
Total partners’ capital	2,054	2,410	3,182	2,814	3,052

(1)	Earnings per unit in 2007 are based on income allocable to us subsequent to completion of our initial public offering.
(2)	In 2007, there were no distributions declared or paid per common unit.
(3)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Part II, Item 8. Financial Statements and Supplementary Data, Note 4 for further discussion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our Management’s Discussion and Analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying footnotes. MD&A includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from the statements we make. These risks and uncertainties are discussed further in Part 1, Item 1A. Risk Factors.

We completed our initial public offering in November 2007. As of January 2009, we owned WIC, 40 percent general partner interest in CIG and 25 percent general partner interest in SNG. In 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214 million. In 2010 we acquired a 100 percent member interest in each of SLNG and Elba Express and a 35 percent general partner interest in SNG from El Paso for an aggregate $2.4 billion. In 2011, we acquired the remaining 40 percent general partner interest in SNG and an additional 28 percent general partner interest in CIG from El Paso for an aggregate $1.4 billion, and as a result, currently own an aggregate 100 percent interest in WIC, SLNG , Elba Express and SNG and an 86 percent interest in CIG. For a further discussion of each of these acquisitions see Item 8. Financial Statements and Supplementary Data, Note 2.

Listed below is a general outline of our MD&A:

Our Business — includes a summary of our business purpose and description, factors influencing profitability, types of revenue and the contract portfolio, a summary of our 2011 performance, an outlook for 2012 and our growth projects;

Results of Operations — includes a year-over-year analysis of the results of our business and other income statement items, including trends that may impact our business in the future;

Distributable Cash Flow (DCF) — includes our calculation of cash distribution capability, which is a non-GAAP measure (see Distributable Cash Flow section for definition of DCF) and the reconciliation to net income and net cash provided by operating activities;

Liquidity and Capital Resources — includes a general discussion of our sources and uses of cash, available liquidity, our liquidity outlook for 2012, an overview of cash flow activity for 2011 and additional factors that could impact our liquidity;

Off Balance Sheet Arrangements and Contractual Obligations — includes a discussion of our off balance sheet arrangements, including letters of credit and other contractual obligations; and

Critical Accounting Estimates — includes a discussion of accounting estimates that involve the use of significant assumptions and/or judgments in the preparation of our financial statements.

Our Business

We are a Delaware master limited partnership formed in 2007 by El Paso (our general partner) to own and operate interstate natural gas transportation and terminaling facilities. We own WIC, SLNG, Elba Express and SNG and an 86 percent interest in CIG. Our primary business consists of interstate transportation and storage of natural gas. Our pipeline operations are rate-regulated and accordingly we generate profit based on our ability to earn a return in excess of our costs through the rates we charge our customers.

Factors influencing profitability. Our long-term profitability will be influenced primarily by the following factors:

•	Executing successfully on our expansion projects and developing growth projects in our market and supply areas;

•	Contracting and recontracting pipeline capacity with our customers;

•	Maintaining or obtaining approval by the FERC of acceptable rates, terms of service and expansion projects;

•	Improving operating efficiency; and

•	Pursuing strategic asset acquisitions from El Paso and third parties to grow our business.

Types of Revenue and the Contract Portfolio. Each of our subsidiaries faces varying degrees of competition from other existing and proposed pipelines and LNG facilities, as well as from alternative energy sources used to generate electricity, such as hydroelectric power, coal and fuel oil. Our revenues from transportation and storage services consist of the following types:

Type	Description	Percent of Total Revenues in 2011(2)
		WIC	CIG	SLNG	Elba Express(1)	SNG	Total
Reservation	Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline systems and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.	99%	93%	92%	100%	90%	93%

Usage and Other	Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) that pay usage charges based on the volume of gas actually transported, stored, injected or withdrawn.	1%	7%	8%	—	10%	7%

(1)	This system was placed in service in March 2010 and although capacity is under contract, the average volumes transported during the year ended December 31, 2011 were not material.
(2)	Excludes liquids transportation revenue and fuel sales. In the case of CIG, liquids revenue associated with CIG’s processing plants are also excluded. For SLNG, the revenue recorded for BG’s option cancellation payment was excluded (see Results of Operations for further discussion). The revenues described in this table constitute approximately 97 percent of EPB’s, 93 percent of CIG’s, 91 percent of SLNG’s and 100 percent of WIC’s, Elba Express’ and SNG’s total revenues.

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

Our subsidiaries continue to manage the process of renewing expiring contracts to limit the risk of significant impacts on revenues. The contracts of our subsidiaries mature at various times and in varying amounts of throughput capacity. The ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and the market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Our subsidiaries attempt to recontract or remarket capacity at the maximum rates allowed under their respective tariffs, although at times, they enter into firm transportation contracts at amounts that are less than these maximum allowable rates to remain competitive. The extent that these amounts are less than the maximum rates varies for each of our pipeline systems. The weighted average remaining contract term for our active contracts is approximately eight years as of December 31, 2011.

Below is the contract expiration portfolio and the associated revenue expirations for our firm transportation contracts on our wholly and majority owned systems as of December 31, 2011, including those with terms beginning in 2011 or later:

	Contracted Capacity	Percent of Total Contracted Capacity	Reservation Revenue	Percent of Total Reservation Revenue
	(BBtu/d)		(In millions)
2012	628	5	$26	2
2013(1)	2,651	19	232	21
2014	669	5	72	7
2015	909	7	67	6
2016	1,591	11	138	13
2017 and beyond	7,329	53	564	51

Total	13,777	100	$1,099	100

(1)	Includes SNG contracts of 1,551 BBtu/d for $188 million that were extended in conjunction with SNG’s rate case settlement approved by the FERC in January 2010.

Summary of 2011 Performance. During 2011, we continued to deliver solid operational performance. We acquired the remaining 40 percent interest in SNG and an additional 28 percent interest in CIG from El Paso for an aggregate $1.4 billion.

During 2011, we generated significant earnings and continued to focus on delivering our expansion projects. SNG placed into service Phases I and II of the South System III Expansion project and Phase II of the Southeast Supply Header (SESH) project, on time and under budget.

Earnings before interest expense and income taxes (EBIT) for 2011 was up 29 percent over the same period in 2010 primarily driven by the acquisitions from El Paso and the completion of organic growth projects in 2010 and 2011. See Results of Operations section for definition of EBIT. Approximately 93 percent of our revenues are collected in the form of demand or reservation charges, which are not dependent upon commodity prices or throughput levels.

We also settled the CIG rate case and refinanced our revolving credit facility extending its maturity to 2016. As of December 31, 2011, we had approximately $1.1 billion of liquidity. During 2011, we met our obligations with our available liquidity and generated strong earnings.

El Paso’s Proposed Merger with Kinder Morgan, Inc. (KMI). On October 16, 2011, El Paso announced a definitive agreement (the “Merger Agreement”) with KMI whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso’s shareholders, the Federal Trade Commission and other customary regulatory and other approvals. The approval of KMI’s shareholders will also be required, but a voting agreement has been executed by the majority of KMI’s shareholders to support the transaction. We will conduct our business in the ordinary course, in all material respects, in substantially the same manner as conducted prior to the date of the Merger Agreement, subject to certain conditions and restrictions. The most substantial of which are a limitation on the size of quarterly distribution increases and approval from KMI of asset drop downs from El Paso to us.

Outlook for 2012. For 2012, we expect that our operations will continue to provide a strong base of earnings and operating cash flow as a result of our long-term and stable fee based revenue stream. However, our subsidiaries continue to focus on renewing expiring contracts to mitigate the impact on future revenue, particularly on our Rocky Mountain assets where we face recontracting risk due, in part, to competition with other pipelines which transport natural gas from the same supply basins that we do, and due to potential declines in production in certain supply basins. However, our subsidiaries have predominantly fixed-fee contracts with a weighted average remaining contract life of approximately eight years; therefore, we are not significantly impacted by short term changes in the demand and supply of natural gas. Our ability to increase distributions to our unitholders will be driven by organic growth and accretive acquisitions. We believe we will have opportunities for organic expansion in multiple markets but our near-term prospects are likely limited. Our ability to make accretive acquisitions, in particular from El Paso, includes factors that are out of our control, including the number, size, and timing of such opportunities. In addition, as a result of El Paso’s announced merger with KMI, there are restrictions placed upon potential acquisitions including the prior approval of KMI. KMI has stated an intention to sell El Paso assets in the future to us once the merger is complete. For a further discussion, see Liquidity and Capital Resources.

Growth Projects. During 2011, we continued to focus on our expansion projects. We spent approximately $163 million during the year, the majority of which relate to projects that have been placed into service.

•

South System III. The ongoing South System III project expands the SNG pipeline system in Mississippi, Alabama and Georgia by adding approximately 81 miles of pipeline looping and replacement on SNG’s south system and 17,310 horsepower of compression to serve an existing power generation facility owned by Southern Company in the Atlanta, Georgia area that is being converted from coal fired to cleaner burning natural gas. This expansion project is comprised of three phases, with each phase expected to add an additional 122 MMcf/d of capacity. Phases I and II of the project were placed in service in January 2011 and June 2011, respectively, on time and under budget. The estimated in-service date for Phase III is June 2012.

•

SESH. Phase II of the SESH project was placed in service in June 2011. Phase II expanded the jointly-owned segment of the existing SESH pipeline in order to increase SNG’s capacity in that segment from 140,000 Dth/d to 500,000 Dth/d.

We continue to evaluate additional expansion opportunities around our well-positioned assets. We have other prospective projects that are in various phases of commercial development. Many of these potential projects involve expansion capacity to serve increased natural gas-fired generation loads or to adapt to changing supply profiles resulting from burgeoning shale gas development and declines in LNG imports, and would have in-service dates from 2014 and beyond. If we are successful in contracting for these new loads, the capital requirements could be substantial and would be incremental to our contracted organic growth projects. Although we pursue the development of these potential projects from time to time, there can be no assurance that we will be successful in negotiating the definitive binding contracts necessary for such projects to be included in our contracted organic growth projects.

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

Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our operating results for each of the three years ended December 31, 2011.

Operating Results:

	2011	2010	2009
	(in millions, except volumes)
Operating revenues	$1,425	$1,344	$1,119
Operating expenses	(641)	(597)	(536)

Operating income	784	747	583
Earnings from unconsolidated affiliates	15	16	12
Other income, net	8	29	48

EBIT before adjustment for noncontrolling interests	807	792	643
Net income attributable to noncontrolling interests	79	227	179

EBIT	728	565	464
Interest and debt expense, net	(255)	(187)	(129)
Affiliated interest (expense) income, net	(1)	2	4
Income tax expense	—	(2)	(21)

Net income attributable to El Paso Pipeline Partners, L.P.	472	378	318
Net income attributable to noncontrolling interests	79	227	179

Net income	$551	$605	$497

Throughput volumes (BBtu/d) (1)	6,894	7,014	7,142

(1)	Throughput volumes are presented for WIC, CIG and SNG only and exclude intrasegment volumes. Elba Express was placed in service in March 2010 and although capacity is under contract, the average volumes transported during the years ended December 31, 2011 and 2010 were not material.

Below is a discussion of factors impacting EBIT in 2011 as compared to 2010 and 2010 as compared to 2009.

	2011 to 2010				2010 to 2009
	Revenue	Expense	Other	Total	Revenue	Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansion	$97	$(25)	$(25)	$47	$157	$(24)	$(15)	$118
Transportation revenues and expenses	(27)	(3)	—	(30)	65	(14)	—	51
Operational gas, revaluations and processing revenues	(5)	1	—	(4)	1	9	—	10
Operating general and administrative expenses	—	(25)	—	(25)	—	3	—	3
Non-cash asset write down/ gain on sale of assets	—	21	—	21	—	(29)	—	(29)
Project cancellation payment	17	(3)	—	14	—	—	—	—
Other(1)	(1)	(10)	3	(8)	2	(6)	—	(4)

Total impact on EBIT before adjustment for noncontrolling interests	81	(44)	(22)	15	225	(61)	(15)	149
Net income attributable to noncontrolling interests	—	—	148	148	—	—	(48)	(48)

Total impact on EBIT	$81	$(44)	$126	$163	$225	$(61)	$(63)	$101

(1)	Consists of individually insignificant items.

Expansions. Our EBIT increased during the years ended December 31, 2011 and 2010 primarily due to expansion projects placed into service during 2009, 2010 and 2011. This increase was driven by higher revenues partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction (AFUDC equity) from expansion projects, as follows:

	2011 to 2010	2010 to 2009
	(In millions)
WIC
WIC System Expansion	$7	$—
Piceance lateral	—	10
Kanda lateral	—	3
Other	—	1
CIG
Raton Expansion	6	6
Totem Gas Storage	—	10
Other	1	—
SLNG
Elba III Phase A Expansion	9	54
Elba Express
Elba Express Pipeline	—	24
SNG
South System III	26	7
Other	(2)	3

Total impact on EBIT	$47	$118

Transportation Revenues and Expenses. During 2011, we experienced an $18 million decrease in reservation revenue primarily driven by nonrenewal of expiring contracts on CIG, WIC and SNG and increased competition in the Rockies region. We also experienced lower usage and interruptible revenues of $8 million when compared to 2010 primarily due to record cold weather conditions in the southeast U.S. during the first quarter of 2010.

During 2010, our SNG system experienced higher revenues of $54 million when compared to 2009 as a result of higher tariff rates which became effective September 1, 2009 pursuant to its rate case settlement as discussed in Other Regulatory Matters below. Additionally, our revenues increased during 2010 when compared to 2009 due to higher reservation revenue of $16 million on WIC’s mainline system which was offset by $16 million in higher expenses as a result of increased third party capacity commitments. During 2009, our EBIT was negatively impacted by a $4 million transportation contract buy-out cost on CIG and an $8 million decrease in usage revenues on CIG and WIC.

Throughput decreased from 2010 to 2011 primarily due to lower demand for volumes driven by lower regional exports from the Rockies which negatively impacted our WIC system and a return of normal weather in the southeast U.S. following extremely cold temperatures in 2010, which negatively impacted our SNG system. Overall throughput also decreased from 2009 to 2010 primarily due to lower demand for volumes on WIC and CIG as a result of milder weather and increased competition from pipelines taking gas out of the Rockies region. This decrease was partially offset by an increase in SNG as a result of extreme weather during 2010, increased gas-fired power generation and recovering industrial demand. However, these decreases in throughput do not have a significant impact on EBIT as a material portion of our revenue is derived from firm reservation contracts.

Operational Gas, Revaluations and Processing Revenues. During 2011, we experienced $3 million unfavorable gas balance revaluations on our SNG system due to lower prices and higher retained volumes in 2011 when compared to 2010. During 2010, we experienced $9 million favorable gas balance revaluations on CIG and WIC when compared to 2009. We also benefited from the implementation of SNG’s fuel volumetric tracker by $5 million in 2010 as part of SNG’s rate case settlement which was offset by a $7 million unfavorable impact due to the elimination of SNG’s fuel sharing mechanism. During 2009, WIC recorded a $10 million unfavorable fuel tracker adjustment which was partially offset by CIG’s $7 million favorable fuel tracker adjustment pursuant to the 2009 FERC orders. On July 31, 2009 and October 1, 2009, the FERC issued orders to CIG and WIC, respectively, which retroactively unwound the non-volumetric provisions of the fuel and gas cost recovery mechanisms, which exposes us to both positive and negative fluctuations in gas prices related to gas balance items. The price volatility impacts our earnings on the CIG, WIC and SNG systems through the monthly non-cash revaluation of our gas balances. We continue to seek options with the FERC and shippers to minimize the price volatility associated with these operational activities.

In addition, our processing revenue at CIG is largely offset by expenses associated with the gas consumed in processing the liquids. CIG experienced $5 million lower processing revenues in 2011 compared to 2010 due to decreased demand partially offset by favorable prices of natural gas liquids. This decrease was largely offset by lower gas processing expenses in 2011 due to lower gas prices. CIG experienced $8 million higher processing revenues in 2010 compared to 2009 due to increased demand and favorable prices of natural gas liquids partially offset by $7 million higher gas processing expenses as a result of unfavorable gas prices.

Operating, General and Administrative Expenses. During 2011, our operating expenses related to contractor and maintenance costs increased by $10 million due to increased activity and expansions placed in service. There was also an increase of $5 million due to higher costs related to our pipeline integrity program. Additionally, our EBIT was unfavorably impacted during 2011 by $9 million primarily due to higher payroll and benefit costs. During 2010, we experienced lower general and administrative expenses when compared to 2009 primarily due to severance costs recorded in 2009.

Non-cash Asset Write Down/Gain on Sale of Assets. In November 2009, CIG sold the Natural Buttes compressor station and gas processing plant to a third party and recorded a gain of approximately $8 million related to the sale. In September 2010, CIG recorded a $21 million non-cash write down as an increase to operation and maintenance expense based on a FERC order related to the 2009 sale of the Natural Buttes facilities. In October 2010, CIG filed a request for rehearing and clarification of the FERC order and in October 2011, the FERC denied the request. For a further discussion of Natural Buttes, see Item 8. Financial Statements and Supplementary Data, Note 2.

Project Cancellation Payment. In June 2011, SLNG recognized $17 million of operating revenue, consisting of a $9 million payment received in 2009 which granted BG LNG Services, LLC (BG LNG) a cancellation option related to their commitment on Phase B of SLNG’s Elba III Expansion and $8 million received as a result of BG LNG exercising their cancellation option in June 2011. In addition, SLNG wrote off $3 million for certain project development costs incurred in conjunction with this expansion project.

Net Income Attributable to Noncontrolling Interests. The decrease in net income attributable to noncontrolling interest for 2011 as compared to 2010 is primarily due to the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express in November 2010, the acquisition of an additional 28 percent interest in CIG in June 2011 and the acquisition of the aggregate remaining 40 percent interest in SNG in March and June 2011.

The increase in net income attributable to noncontrolling interest for 2010 as compared to 2009 was primarily driven by the increase in net income due to an increase in CIG’s net income primarily related to additional revenue generated by CIG from its Totem Gas Storage expansion project, an increase in SLNG’s net income from its Elba III Phase A Expansion project which was placed in service in March and July 2010, an increase in Elba Express’ net income from placing the Elba Express Pipeline in service in March 2010 and an increase in SNG’s net income primarily from its higher tariff rates effective September 1, 2009 pursuant to their rate case settlement.

Other Regulatory Matters. Our pipeline systems periodically file for changes in their rates, which are subject to approval by the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to positively or negatively impact our profitability.

•

SNG Rate Case. In January 2010, the FERC approved SNG’s rate case settlement in which SNG (i) increased its base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013 and (iv) extended the majority of SNG’s firm transportation contracts until August 31, 2013. As part of the proposed asset sale entered into in September 2011 (see Item 8. Financial Statements and Supplementary Data, Note 2), SNG agreed with its customers to file its next general rate case to be effective September 1, 2013.

•

CIG Rate Case. In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) CIG’s current tariff rates to continue until the next general rate case which will be effective no earlier than October 1, 2014 but no later than October 1, 2016; (ii) contract extensions to March 2016; (iii) a revenue sharing mechanism with certain of our customers for certain revenues above annual threshold amounts; and (iv) a revenue surcharge mechanism with certain of our customers to charge for certain shortfalls of revenue less than an annual threshold amount.

•

Bear Creek Cost and Revenue Study. In November 2011, Bear Creek, along with other unaffiliated storage companies, received an order from the FERC related to an investigation into the rates charged to customers. The FERC ordered Bear Creek to file a full cost and revenue study within 75 days of the order. Bear Creek filed the cost and revenue study in January 2012 and the outcome of this proceeding is not expected to be material to our results of operations.

Interest and Debt Expense

For the periods ended December 31, 2011 and 2010, interest and debt expense increased by $68 million and $58 million as compared to same periods in 2010 and 2009, respectively. The increases in 2011 and 2010 were primarily due to higher average debt outstanding used to partially fund acquisitions and organic expansion projects and lower allowance for funds used during construction debt as a result of expansion projects placed in service during 2010 and 2011. The increase in our average debt outstanding for 2011 was attributable to the debt issuance of $500 million by EPPOC and $300 million by SNG and the 2010 increase was attributable to EPPOC’s issuance of $1.3 billion. Also contributing to the 2011 increase in interest expense was an increase in interest rates primarily as a result of refinancing our revolving credit facility in May 2011. For a further discussion of our long-term financing obligations, see Item 8. Financial Statements and Supplementary Data, Note 7.

The following table shows the average balance outstanding and the average interest rates under our credit facility for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In millions, except for rates)
Average credit facility balance outstanding	$250	$511	$565
Average interest rate on credit facility borrowings	1.5%	0.8%	0.8%

Income Taxes

Effective February 4, 2010, SLNG converted into a limited liability company and is no longer subject to income taxes. Our effective tax rates of less than one percent for the year ended December 31, 2010 and 4 percent for the year ended December 31, 2009 were lower than the statutory rate of 35 percent due to income associated with non-taxpaying entities, partially offset by the effect of state income taxes. For a reconciliation of the statutory rate to the effective tax rates, see Item 8. Financial Statements and Supplementary Data, Note 14.

Distributable Cash Flow

We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, net, maintenance capital expenditures, pre-acquisition undistributed earnings from consolidated subsidiaries and adjusted for other income and expenses, net, which primarily includes deferred revenue, AFUDC equity and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) income tax expense (ii) interest and debt expense, net of interest income, (iii) affiliated interest income, net of affiliated interest expense, (iv) depreciation and amortization expense, (v) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (vi) earnings from unconsolidated affiliates and (vii) distributions declared by majority owned subsidiaries to El Paso for the applicable period.

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

Neither Distributable Cash Flow nor Adjusted EBITDA should be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with U.S. GAAP. These non-GAAP measures exclude some, but not all items that affect net income and operating income and these measures may vary among other companies; therefore, Distributable Cash Flow and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, these non-GAAP measures should not be viewed as indicative of the actual amount of cash we have available for distributions or that we plan to distribute for a given period, nor do they equate to Available Cash as defined in our partnership agreement.

Our Distributable Cash Flows were $574 million and $390 million for the years ended December 31, 2011 and 2010. The increase in distributable cash flow in 2011 was primarily due to higher expansion revenues and our increased ownership interest in SLNG, Elba Express, CIG and SNG. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the years ended December 31, 2011 and 2010.

Reconciliation of Distributable Cash Flow to Net Income

	Year Ended December 31,
	2011	2010
	(In millions)
Net income	$551	$605
Net income attributable to noncontrolling interests	(79)	(227)

Net income attributable to El Paso Pipeline Partners, L.P.	472	378
Add: Income tax expense	—	2
Add: Interest and debt expense, net	255	187
Less: Affiliated interest expense (income), net	1	(2)

EBIT (1)	728	565
Add:
Depreciation and amortization	168	153
Distributions declared by unconsolidated affiliates	17	14
Net income attributable to noncontrolling interests	79	227
Less:
Earnings from unconsolidated affiliates	(15)	(16)
Declared distributions by majority owned subsidiaries to El Paso (2)	(47)	(248)

Adjusted EBITDA	930	695

Less:
Cash interest expense, net	(247)	(185)
Maintenance capital expenditures	(101)	(94)
Pre-acquisition undistributed earnings from consolidated subsidiaries(3)	—	(20)
Other, net (4)	(8)	(6)

Distributable Cash Flow	$574	$390

(1)	For a further discussion of our use of EBIT, see Results of Operations.
(2)	In 2011, declared distributions include $35 million from CIG and $12 million from SNG. In 2010, declared distributions include $72 million from CIG, $128 million from SNG, $36 million from SLNG and $12 million from Elba Express.
(3)	The amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB. For further discussion, see Note 2.
(4)	Includes deferred revenue and certain non-cash items such as AFUDC equity, $6 million non-cash earnings related to BG LNG’s cancellation option and related write-off in 2011, $21 million asset write down in 2010 based on FERC order related to the sale of the Natural Buttes facilities and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities

	Year Ended December 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$748	$672
Income tax expense	—	2
Interest and debt expense, net	255	187
Affiliated interest expense (income), net	1	(2)
Declared distributions by majority-owned subsidiaries to El Paso (1)	(47)	(248)
SLNG pre-acquisition taxes payable	—	12
SLNG pre-acquisition accumulated deferred taxes	—	58
Changes in working capital and other	(27)	14

Adjusted EBITDA	930	695

Less:
Cash interest expense, net	(247)	(185)
Maintenance capital expenditures	(101)	(94)
Pre-acquisition undistributed earnings from consolidated subsidiaries (2)	—	(20)
Other, net (3)	(8)	(6)

Distributable Cash Flow	$574	$390

(1)	In 2011, declared distributions include $35 million from CIG and $12 million from SNG. In 2010, declared distributions include $72 million from CIG, $128 million from SNG, $36 million from SLNG and $12 million from Elba Express.
(2)	The amount represents SNG’s undistributed earnings prior to the November 2010 acquisition by EPB. For further discussion , see Note 2.
(3)	Includes deferred revenue and certain non-cash items such as AFUDC equity, $6 million non-cash earnings related to BG LNG’s cancellation option and related write-off in 2011, $21 million asset write down in 2010 based on FERC order related to the sale of the Natural Buttes facilities and other items.

Liquidity and Capital Resources

Our ability to finance our operations, including our ability to make cash distributions, fund capital expenditures, make acquisitions and satisfy any indebtedness obligations will depend on our ability to generate cash in the future and our ability to access the capital markets. Our ability to generate cash and our ability to access the capital markets is subject to a number of factors, some of which are beyond our control as discussed below.

Our sources of liquidity include cash generated from our operations and available borrowing capacity under our $1.0 billion new revolving credit facility. This facility is expandable to $1.5 billion for certain expansion projects and acquisitions. We may also generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. As of December 31, 2011, we had approximately $1.1 billion of liquidity, consisting of $1.0 billion of availability under our new credit facility and $105 million of cash on hand.

We are primarily relying on cash flows from operating activities and availability under our new credit facility to meet our operating needs, our anticipated cash distributions to our partners and our planned capital expenditure requirements for the foreseeable future. Our exposure to changes in our operating cash flows as the result of changes in natural gas consumption and demand is largely mitigated by a revenue base that is significantly comprised of long term contracts that are based on firm demand charges and are less affected by a potential reduction in the actual usage or consumption of natural gas. In addition, we believe the current equity and debt capital markets will support potential acquisition opportunities.

Our total cash capital expenditures for the year ended December 31, 2011 were $264 million, including $101 million for maintenance and $163 million for expansion. We expect our current liquidity and operating cash flow to be sufficient to fund our estimated 2012 capital program of approximately $141 million, including $91 million for maintenance and $50 million for expansion. Our expansion capital is primarily for Phase III of SNG’s South System III expansion and is expected to be place in service in June 2012. We continue to evaluate additional expansion opportunities around our well-positioned assets. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our expansion capital expenditures through cash on hand and borrowings under our new credit facility. We have $65 million of current debt maturities consisting of $55 million of senior notes and other financing obligations and a $10 million affiliate note payable to El Paso which we anticipate to refinance primarily through revolver borrowings. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements as well as address further changes in the financial and commodity markets.

However, there are a number of factors that could impact our future plans, including the completion of El Paso’s announced merger with KMI, and our ability to increase our distributions, to make strategic acquisitions from El Paso and third parties, to recontract our expiring contracts and to access the financial markets if these markets are restricted. If these events occur, or fail to occur, additional adjustments to our plan may be required. For further detail of risk factors which could impact our business and liquidity, see Part 1, Item 1A. Risk Factors.

Overview of Cash Flow Activities. Our cash flows for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(In millions)
Cash Flow from Operations
Net income	$551	$605
Non-cash income adjustments	191	176
Change in other assets and liabilities	6	(109)

Total cash flow from operations	$748	$672

Other Cash Inflows
Investing activities
Net change in notes receivable from affiliates	$—	$322
Return of capital on investment in unconsolidated affiliates	—	16
Other	1	2

	1	340

Financing activities
Net proceeds from issuance of common and general partner units	968	1,368
Net proceeds from issuance of long term debt	1,771	1,448
Cash contributions from El Paso	30	19
Other	—	1

	2,769	2,836

Total other cash inflows	$2,770	$3,176

Cash Outflows
Investing activities
Capital expenditures	$(264)	$(412)
Cash paid to acquire additional interests in CIG, SNG, SLNG and Elba Express	—	(1,025)
Other	(2)	—

	(266)	(1,437)

Financing activities
Payments to retire long-term debt, including capital lease obligations	(1,302)	(574)
Cash distributions to unitholders and general partner	(422)	(244)
Cash distributions to El Paso	(79)	(301)
Excess of cash paid for CIG, SNG, SLNG and Elba Express interests over contributed book value	—	(501)
Cash paid to acquire additional interests in CIG, SNG, SLNG and Elba Express	(1,412)	(758)
Other	(1)	—

	(3,216)	(2,378)

Total cash outflows	$(3,482)	$(3,815)

Net change in cash and cash equivalents	$36	$33

For the year ended December 31, 2011, we generated cash flow from operations of $748 million compared to $672 million in the same period in 2010. Our operating cash flow in 2011 increased as compared to 2010 primarily due to higher revenue from our WIC System Expansion, Raton 2010 Expansion, Elba III Phase A Expansion and Elba Express pipeline which were placed in service in 2010. Phases I and II of the South System III expansion project, which were placed in service in 2011 also contributed to the increase. Those increases were partially offset by lower transportation revenue driven by nonrenewal of expiring contracts in both the southeast U.S. and Rockies regions and increased competition in the Rockies. In addition, higher operating, general and administrative expenses driven by increased contractor and material costs from field repairs and higher payroll and benefit costs also offset the cash flow from expansion projects placed in service. Our 2010 operating cash flows were burdened primarily due to SLNG’s conversion into a limited liability company and the related pre-acquisition settlement of its current and deferred tax balances. During 2011 we received $968 million in net proceeds from the issuance of additional common and general partner units, $789 million of net proceeds from SNG’s and EPPOC’s debt offerings and approximately $1.0 billion in borrowings under our new revolving credit facility. In addition, El Paso contributed $30 million to us to fund their share of expansion capital expenditures for SNG and CIG.

During 2011, we utilized our cash inflows to pay distributions, including the CIG and SNG distributions to El Paso for its share of available cash (see Item 8. Financial Statements, Note 13), to fund maintenance and growth projects and to acquire additional interests in SNG and CIG. We made cash distributions to our unitholders of $422 million during the year ended December 31, 2011 compared to $244 million in the same period in 2010, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased incentive distributions to our general partner.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing entities or structures with third parties other than our equity investments in WYCO and Bear Creek, our accounts receivable sales program and a letter of credit associated with construction costs for SNG. For a further discussion of our off-balance sheet arrangements, see Item 8. Financial Statements and Supplementary Data, Note 13, 12 and 9.

Contractual Obligations

We are party to various contractual obligations, a portion of which are reflected in our financial statements, such as long-term debt and our capital lease. Other obligations, such as capital commitments and demand charges under transportation commitments, are not reflected on our balance sheet. The following table and discussion that follows summarizes our contractual cash obligations as of December 31, 2011 for each of the periods presented:

Contractual Obligations	Due in Less Than 1 Year	Due in 1-3 Years	Due in 3-5 Years	Thereafter	Total
	(in millions)
Long-term financing obligations
Principal	$65	$169	$824	$2,879	$3,937
Interest	263	505	435	1,952	3,155
Other contractual liabilities	4	3	1	2	10
Operating leases	5	11	7	2	25
Capital commitments	5	—	—	—	5
Other contractual commitments and purchase obligations:
Transportation and storage	44	65	66	143	318
Other	2	—	—	—	2

Total	$388	$753	$1,333	$4,978	$7,452

Long-Term Financing Obligations (Principal and Interest). Long-term financing obligations represent stated maturities. Interest payments are shown through the stated maturity date of the related debt based on (i) the contractual interest rates for fixed rate debt and (ii) current market interest rates and the contractual credit spread for our variable rate debt. Included in these amounts are payments related to the financing obligations of CIG for the construction of WYCO’s High Plains pipeline and Totem gas storage facility. CIG makes monthly interest payments on these obligations that are based on 50 percent of the operating results of High Plains pipeline and Totem storage facility. Also included in these amounts is a compressor station under a capital lease from CIG’s unconsolidated investment in WYCO. The compressor station lease expires in November 2029. For a further discussion of our long-term financing and capital lease obligations see Item 8. Financial Statements and Supplementary Data, Note 7.

Other contractual liabilities. Included in this amount are environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we perform remediation activities. These liabilities are included in other current and non-current liabilities in our balance sheet.

Operating Leases. For a further discussion of these obligations, see Item 8. Financial Statements and Supplementary Data, Note 9.

Capital Commitments. Included in this amount are capital commitments related to our expansion projects. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures. For a further discussion of these obligations, see Item 8. Financial Statements and Supplementary Data, Note 9.

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

Cost-Based Regulation. We account for our regulated operations in accordance with current Financial Accounting Standards Board accounting standards for rate-regulated operations. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by a non-regulated enterprise. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management regularly assesses whether regulatory assets are probable of future recovery or if regulatory liabilities are probable of being refunded to our customers by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. We periodically evaluate the applicability of accounting standards related to regulated operations, and consider factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, we may have to reduce certain of our asset balances to reflect a market basis lower than cost and write-off the associated regulatory assets.

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

Accounting for Other Postretirement Benefits. We reflect an asset or liability for our subsidiaries’ postretirement benefit plans based on their over funded or underfunded status. As of December 31, 2011, our postretirement benefit plans were over funded by $17 million. Our postretirement benefit obligations and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the estimated cost of health care when benefits are provided under our plans and other factors. A significant assumption we utilize is the discount rates used in calculating the benefit obligations. We select our discount rate by matching the timing and amount of our expected future benefit payments for our postretirement benefit obligation to the average yields of various high-quality bonds with corresponding maturities.

Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with the postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on our related benefit obligations, along with changes to the plans and other items, are deferred and recorded as either accumulated other comprehensive income or a regulatory asset or liability depending on whether these costs are recoverable through rates. A one-percentage point change in the primary assumptions would not have had a significant effect on net postretirement benefit cost. The following table shows the impact of a one percent change to the funded status for the year ended December 31, 2011 (in millions):

Change in Funded Status
One percent increase in:
Discount rates	$5
Health care cost trends	(5)
One percent decrease in:
Discount rates	$(6)
Health care cost trends	4

Asset and Investment Impairments. The accounting rules on asset and investment impairments require us to continually monitor our businesses, the business environment and the performance of our investments to determine if an event has occurred that indicates that a long-lived asset or investment may be impaired. Such events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of our carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. The assessment of project level cash flows requires significant judgment to make projections and assumptions for many years into the future for pricing, demand, competition, operating costs, legal and regulatory issues and other factors that are often outside of our control. Due to the imprecise nature of these projections and assumptions, actual results can, and often do, differ from our estimates. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

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

	December 31, 2011								December 31, 2010
	Expected Fiscal Year of Maturity of Carrying Amounts							Fair	Carrying	Fair
	2012	2013	2014	2015	2016	Thereafter	Total	Value	Amounts	Value
	(In millions)
Long-term debt, including current portion — fixed rate	$15	$88	$71	$750	$64	$2,714	$3,702	$4,101	$2,942	$3,145
Average interest rate	7.9%	8.0%	9.5%	5.4%	9.8%	6.2%
Other financing obligations, including current portion — fixed rate	$5	$5	$5	$5	$5	$158	$183	$183	$185	$185
Average interest rate	15.2%	15.2%	15.2%	15.2%	15.2%	15.5%
Long-term debt and other financing obligations, including current portion — variable rate	$45	$—	$—	$—	$—	$—	$45	$45	$315	$308
Average interest rate	4.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Below is an index to the items contained in Part II, Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Securities and Exchange Commission (SEC) rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

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

Under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors of El Paso Pipeline GP Company, L.L.C.

as General Partner of El Paso Pipeline Partners, L.P.,

and the Partners of El Paso Pipeline Partners, L.P.:

We have audited the accompanying consolidated balance sheets of El Paso Pipeline Partners, L.P. (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the three years in the period ended December 31, 2011. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Paso Pipeline Partners, L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), El Paso Pipeline Partners, L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors of El Paso Pipeline GP Company, L.L.C.

as General Partner of El Paso Pipeline Partners, L.P.,

and the Partners of El Paso Pipeline Partners, L.P.:

We have audited El Paso Pipeline Partners, L.P.’s (the Partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). El Paso Pipeline Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, El Paso Pipeline Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of El Paso Pipeline Partners, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2011 of El Paso Pipeline Partners, L.P. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2012

El PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per unit amounts)

	Year Ended December 31,
	2011	2010	2009
Operating revenues	$1,425	$1,344	$1,119
Operating expenses
Operation and maintenance	404	385	353
Depreciation and amortization	168	153	129
Taxes, other than income taxes	69	59	54

	641	597	536

Operating income	784	747	583
Earnings from unconsolidated affiliates	15	16	12
Other income, net	8	29	48
Interest and debt expense, net	(255)	(187)	(129)
Affiliated interest (expense) income, net	(1)	2	4

Income before income taxes	551	607	518
Income tax expense	—	2	21

Net income	551	605	497
Net income attributable to noncontrolling interests	(79)	(227)	(179)

Net income attributable to El Paso Pipeline Partners, L.P.	$472	$378	$318

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$2.03	$1.90	$1.64
Subordinated units(1)	$—	$1.78	$1.56

(1)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Note 4 for further discussion.

See accompanying notes.

EL PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$551	$605	$497
Unrealized actuarial gains on postretirement benefit obligations during the period	9	—	—

Comprehensive income	560	605	497
Comprehensive income attributable to noncontrolling interests	(80)	(227)	(179)

Comprehensive income attributable to El Paso Pipeline Partners, L.P.	$480	$378	$318

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In millions, except units)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$105	$69
Accounts receivable
Customer, net of allowance	41	50
Affiliates	7	6
Other	46	42
Materials and supplies	32	31
Assets held for sale	50	—
Regulatory assets	22	21
Other	3	2

Total current assets	306	221

Property, plant and equipment, at cost	7,814	7,975
Less accumulated depreciation and amortization	2,124	2,283

Total property, plant and equipment, net	5,690	5,692

Other assets
Investment in unconsolidated affiliates	71	71
Regulatory assets	150	129
Other	80	64

	301	264

Total assets	$6,297	$6,177

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Accounts payable and accrued liabilities
Trade	$49	$36
Affiliates	44	39
Other	24	54
Short-term financing obligations, including current maturities	65	42
Taxes payable	30	33
Accrued interest	50	42
Regulatory liabilities	15	10
Contractual deposits	16	17
Other	19	8

Total current liabilities	312	281

Other liabilities
Long-term debt and other financing obligations, less current maturities	3,865	3,400
Regulatory liabilities	37	44
Other liabilities	29	42

	3,931	3,486

Commitments and contingencies (Note 9)

Partners’ capital
El Paso Pipeline Partners, L.P. partners’ capital
Common units (205,698,750 and 149,440,452 units issued and outstanding at December 31, 2011 and 2010)	3,977	2,686
Subordinated units (27,727,411 units issued and outstanding at December 31, 2010)	—	307
General partner units (4,197,822 and 3,615,578 units issued and outstanding at December 31, 2011 and 2010)	(2,047)	(1,564)
Accumulated other comprehensive income	8	—

Total El Paso Pipeline Partners, L.P. partners’ capital	1,938	1,429
Noncontrolling interests	116	981

Total partners’ capital	2,054	2,410

Total liabilities and partners’ capital	$6,297	$6,177

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$551	$605	$497
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	168	153	129
Earnings from unconsolidated affiliates, adjusted for cash distributions	—	7	2
Deferred income taxes	—	1	7
Non-cash asset write down/ (gain) on sale of assets	—	21	(8)
Other non-cash income items	23	(6)	(7)
Asset and liability changes
Accounts receivable	8	20	4
Changes in deferred purchase price from accounts receivable sales	(4)	(41)	—
Accounts payable	14	(11)	25
Income taxes payable	—	(12)	3
Regulatory assets	6	(18)	(4)
Regulatory liabilities	(15)	(15)	(16)
Accumulated deferred taxes	—	(58)	—
Non-current liabilities	6	(5)	(14)
Other, net	(9)	31	21

Net cash provided by operating activities	748	672	639

Cash flows from investing activities
Capital expenditures	(264)	(412)	(846)
Cash paid to acquire interests in CIG, SNG, SLNG and Elba Express	—	(1,025)	(143)
Proceeds from sale of assets	1	1	51
Return of capital on investment in unconsolidated affiliates	—	16	2
Net change in notes receivable from affiliates	—	322	113
Other	(2)	1	(1)

Net cash used in investing activities	(265)	(1,097)	(824)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	968	1,368	216
Net proceeds from issuance of long-term debt	1,771	1,448	456
Payments to retire long-term debt, including capital lease obligations	(1,302)	(574)	(261)
Cash distributions to unitholders and general partner	(422)	(244)	(162)
Cash distributions to El Paso	(79)	(301)	(276)
Cash contributions from El Paso	30	19	308
Excess of cash paid for CIG, SNG, SLNG and Elba Express interests over contributed book value	—	(501)	(71)
Cash paid to acquire additional interests in CIG, SNG, SLNG and Elba Express	(1,412)	(758)	—
Other	(1)	1	—

Net cash provided by (used in) financing activities	(447)	458	210

Net change in cash and cash equivalents	36	33	25
Cash and cash equivalents
Beginning of period	69	36	11

End of period	$105	$69	$36

Supplemental Cash Flow Information
Interest paid, net of amounts capitalized	$264	$162	$123
Income tax payments	—	—	11

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income	Total EPB Partners’ Capital	Noncontrolling Interests	Total Partners’ Capital
	Common	Subordinated
Balance at December 31, 2008	$1,065	$289	$239	$—	$1,593	$1,221	$2,814

Net income	149	45	124		318	179	497
Issuance of common and general partner units, net of issuance costs	212	—	4	—	216	—	216
Cash distributions to unitholders and general partner	(121)	(37)	(4)	—	(162)	—	(162)
Cash distributions to El Paso	—	—	(112)	—	(112)	(164)	(276)
Cash contributions from El Paso	—	—	157	—	157	151	308
Non-cash distributions to El Paso	—	—	(1)	—	(1)	(1)	(2)
Cash paid to general partner to acquire additional interest in CIG	—	—	(214)	—	(214)	—	(214)
Other	—	—	1	—	1	—	1

Balance at December 31, 2009	1,305	297	194	—	1,796	1,386	3,182

Net income	229	52	97		378	227	605
Issuance of common and general partner units, net of issuance costs	1,340	—	28	—	1,368	—	1,368
Cash distributions to unitholders and general partner	(188)	(43)	(13)	—	(244)	—	(244)
Cash distributions to El Paso	—	—	(69)	—	(69)	(232)	(301)
Non-cash contributions from El Paso	—	—	33	—	33	31	64
Cash contributions from El Paso	—	—	7	—	7	12	19
Cash paid to general partner to acquire interests in SLNG, Elba Express and SNG	—	—	(2,284)	—	(2,284)	—	(2,284)
Acquisition of the remaining 49% interests in SLNG and Elba Express	—	—	443	—	443	(443)	—
Other	—	1	—	—	1	—	1

Balance at December 31, 2010	2,686	307	(1,564)	—	1,429	981	2,410

Net income	401		71		472	79	551
Unrealized actuarial gains on postretirement benefit obligations	—	—	—	8	8	1	9
Conversion of subordinated units to common units	307	(307)	—	—	—	—	—
Issuance of common and general partner units, net of issuance costs	948	—	20	—	968	—	968
Cash distributions to unitholders and general partner	(365)	—	(57)	—	(422)	—	(422)
Cash distributions to El Paso	—	—	—	—	—	(79)	(79)
Cash contributions from El Paso	—	—	—	—	—	30	30
Cash paid to general partner to acquire interests in CIG and SNG	—	—	(1,412)	—	(1,412)	—	(1,412)
Acquisition of additional interests in CIG and SNG	—	—	896	—	896	(896)	—
Other	—	—	(1)	—	(1)	—	(1)

Balance at December 31, 2011	$3,977	$—	$(2,047)	$8	$1,938	$116	$2,054

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies

Organization

We are a Delaware master limited partnership formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own Wyoming Interstate Company, L.L.C. (WIC), Southern LNG Company, L.L.C. (SLNG), Elba Express Company, L.L.C. (Elba Express), Southern Natural Gas Company, L.L.C. (SNG) and an 86 percent interest in Colorado Interstate Gas Company, L.L.C. (CIG). WIC and CIG are interstate pipeline systems serving the Rocky Mountain region, SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia, and both Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States (U.S.). We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly-owned subsidiary of El Paso Corporation (El Paso).

Effective August 2011, CIG and SNG converted their legal structures to limited liability companies and changed their names to Colorado Interstate Gas Company, L.L.C. and Southern Natural Gas Company, L.L.C.

On October 16, 2011, El Paso announced a definitive agreement (the “Merger Agreement”) with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The transaction has been approved by each company’s board of directors but remains subject to the approvals of El Paso’s shareholders, the Federal Trade Commission and other customary regulatory and other approvals. The approval of KMI shareholders will also be required, but a voting agreement has been executed by the majority of the shareholders of KMI to support the transaction. We will conduct our business in the ordinary course, in all material respects, in substantially the same manner as conducted prior to the date of the Merger Agreement, subject to certain conditions and restrictions. The most substantial of which are a limitation on the size of quarterly distribution increases and approval from KMI of asset drop downs from El Paso to us.

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all consolidated subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods also include reclassifications that were made to conform to the current year presentation, none of which impacted our reported net income, partners’ capital or cash flows from operating activities. We consolidate entities when we have the ability to control or direct the operating and financial decisions of the entity or when we have a significant interest in the entity that gives us the ability to direct the activities that are significant to that entity. The determination of our ability to control, direct or exert significant influence over an entity involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control or direct the policies, decisions or activities of an entity.

Use of Estimates

The preparation of our financial statements requires the use of estimates and assumptions that affect the amounts reported as assets, liabilities, revenues, expenses and disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations

Our interstate natural gas pipelines, storage operations and liquefied natural gas (LNG) receiving terminal are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) and follow the Financial Accounting Standards Board’s (FASB) accounting standards for regulated operations. Under these standards, we record regulatory assets and liabilities that would not be recorded for non-regulated entities. Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges or credits that are expected to be recovered from or refunded to customers through the rate making process. Items to which we apply regulatory accounting requirements include certain postretirement benefit plan costs, losses on reacquired debt, taxes related to an equity return component on regulated capital projects in periods prior to our subsidiaries’ change in legal structure to non taxable entities, certain costs related to gas not used in operations and other costs included in, or expected to be included in, future rates.

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

We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. The FERC-accepted depreciation rate is applied to the total cost of the group until the net book value equals the salvage value. For certain general plant, the asset is depreciated to zero. We re-evaluate depreciation rates each time we redevelop our transportation and storage rates to file with the FERC for an increase or decrease in rates. When property, plant and equipment is retired, accumulated depreciation and amortization is charged for the original cost of the assets in addition to the cost to remove, sell or dispose of the assets, less salvage value. We do not recognize gains or losses unless we sell or retire an entire operating unit, as determined by the FERC. We include gains or losses on dispositions of operating units in operations and maintenance expense in our income statements.

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

Asset and Investment Divestitures/Impairments

We evaluate our assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of our carrying values based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of the investment in an unconsolidated affiliate. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows.

We classify assets (or groups of assets) to be disposed of as held for sale when specific criteria have been met. The lower of the carrying value or the estimated fair value less cost to sell of those assets is considered to determine if recognition of an impairment is required. We cease depreciation and amortization of the assets in the period they are considered held for sale.

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

Income Taxes

Effective February 2010, SLNG converted into a limited liability company and is no longer subject to income taxes. As a result of the conversion, SLNG settled its current and deferred tax balances with recoveries of notes receivable from El Paso under the cash management program pursuant to the tax sharing agreement with El Paso (see Note 14). Prior to the conversion date, SLNG recorded current income taxes based on taxable income and provided for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represented the income tax impacts of differences between the financial statement and tax basis of assets and liabilities and carryovers at each year end.

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

Accounting for Asset Retirement Obligations

We record a liability for legal obligations associated with the replacement, removal and retirement of our long-lived assets in the period the obligation is incurred and estimable. Our asset retirement liabilities are initially recorded at their estimated fair value with a corresponding increase to property, plant and equipment. This increase in property, plant and equipment is then depreciated over the useful life of the asset to which that liability relates. An ongoing expense is recognized for changes in the value of the liability as a result of the passage of time, which we record as depreciation and amortization in our income statement. If we have the ability to recover certain of these costs from our customers, we record an asset (rather than expense) associated with the initial recognition and subsequent accretion of the liabilities described above.

We have legal obligations associated with the retirement of our natural gas pipeline, related transmission facilities, storage wells and LNG facilities. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities primarily involve purging, sealing and possibly removing the facilities if they are abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability for legal obligations based on an estimate of the timing and amount of their settlement.

We are required to operate and maintain our natural gas pipelines, storage systems and LNG facilities, and intend to do so as long as supply and demand for natural gas exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the asset retirement obligation for the substantial majority of our natural gas pipeline system assets and LNG facility assets because these assets have indeterminate lives. We continue to evaluate our asset retirement obligations and future developments could impact the amounts we record.

Partners’ Capital

We allocate our net income to the capital accounts of our general partner and limited partner unitholders based on the terms of the partnership agreement. The agreement requires these allocations to be made based on the relative percentage of their ownership interests, adjusted for any replenishment of previously allocated aggregate net losses and/or special allocations, each as defined in our partnership agreement. As a result of the retrospective consolidation of CIG, SLNG, Elba Express and SNG, earnings prior to the acquisitions of the incremental interests in CIG, SLNG, Elba Express and SNG (pre-acquisition earnings) have been allocated solely to our general partner.

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities on the terms and conditions determined by our general partner without the approval of our unitholders. Accordingly, all of our issued units are authorized and outstanding, and there are an unlimited number of units that are authorized beyond those currently issued.

Postretirement Benefits

CIG and SNG, our consolidated subsidiaries, maintain postretirement benefit plans covering certain of their former employees. These plans require them to make contributions to fund the benefits to be paid out under the plans. These contributions are invested until the benefits are paid out to plan participants. The net benefit cost of these plans is recorded in our income statement and is a function of many factors including benefits earned during the year by plan participants (which is a function of factors such as the level of benefits provided under the plans, actuarial assumptions and the passage of time), expected returns on plan assets and amortization of certain deferred gains and losses. For a further discussion of our policies with respect to CIG’s and SNG’s postretirement benefit plans, see Note 10.

In accounting for CIG’s and SNG’s postretirement benefit plans, we record an asset or liability based on the over funded or underfunded status. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either a regulatory asset or liability or recorded as other comprehensive income until those gains or losses are recognized on the income statement.

2. Acquisitions and Divestitures

2009 Acquisition from El Paso. As of January 2009, we owned WIC, 40 percent general partner interest in CIG and 25 percent general partner interest in SNG. In July 2009, we acquired an additional 18 percent general partner interest in CIG from El Paso for $214 million in cash. We recorded the additional interest in CIG at its historical cost of $143 million and the excess cash paid to El Paso of $71 million over contributed book value as a decrease to general partner’s capital. Subsequent to the acquisition, we had the ability to control CIG’s operating and financial decisions and policies and as a result have consolidated CIG in our financial statements. We have retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. We have reflected El Paso’s 42 percent interest in CIG as a noncontrolling interest in our financial statements until the acquisition of an additional 28 percent general partner interest in June 2011. As a result of the retrospective consolidation of CIG, earnings prior to the acquisition of the incremental interest in CIG, pre-acquisition earnings, have been allocated solely to our general partner. The retrospective consolidation of CIG increased net income attributable to EPB by $15 million for the year ended December 31, 2009.

2010 Acquisitions. Prior to our acquisition of SLNG and Elba Express, Elba Express purchased pipeline assets from SNG, its affiliate, for $8 million and sold pipeline assets to SNG for $18 million. We recorded both the purchase and sale at their historical cost and accordingly, recognized no gain or loss on these transactions.

In March 2010, we acquired a 51 percent member interest in each of SLNG and Elba Express from El Paso for $810 million. The consideration paid to El Paso consisted of $658 million in cash and the issuance of common units and general partner units (see Note 3). We financed the cash payment through (i) net proceeds of $420 million from the issuance of public debt in March 2010, (ii) $236 million of cash on hand from the proceeds of our January 2010 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (iii) $2 million borrowed under our revolving credit facility. We recorded the additional interests in SLNG and Elba Express at their historical cost of $468 million and the excess cash paid to El Paso of $190 million over contributed book value as a decrease to general partner’s capital. Subsequent to the acquisition, we had the ability to control SLNG’s and Elba Express’ operating and financial decisions and policies and as a result consolidated SLNG and Elba Express in our financial statements. We retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. We reflected El Paso’s 49 percent member interest in each of SLNG and Elba Express as noncontrolling interests in our financial statements until the acquisition of the remaining 49 percent interest in each of SLNG and Elba Express in November 2010. As a result of the retrospective consolidation, SLNG’s and Elba Express’ earnings prior to the March 2010 acquisition date were allocated solely to our general partner. The retrospective consolidation of SLNG and Elba Express increased net income attributable to EPB by $16 million and $32 million for the years ended December 31, 2010 and 2009.

In June 2010, we acquired an additional 20 percent general partner interest in SNG from El Paso for $493 million in cash. We financed the cash payment through (i) net proceeds of $325 million from our June 2010 public offering of common units and the related issuance of general partner units to El Paso (see Note 3), (ii) $110 million from the issuance of public debt, (iii) $21 million from El Paso’s repayment of our demand notes receivable and (iv) $37 million borrowed under our revolving credit facility. We recorded the additional interest in SNG at its historical cost of $319 million and the excess cash paid to El Paso of $174 million over contributed book value as a decrease to general partner’s capital.

In November 2010, we acquired the remaining 49 percent member interest in each of SLNG and Elba Express and an additional 15 percent general partner interest in SNG from El Paso for an aggregate consideration of $1,133 million in cash. We financed the cash payment through (i) net proceeds of $415 million from the September 2010 public offering of common units and related issuance of general partner units to El Paso, (see Note 3) (ii) net proceeds of $347 million from the November 2010 public offering of common units and related issuance of general partner units to El Paso (iii) and $371 million from the proceeds of the November 2010 debt offering (see Note 7). Of the aggregate consideration, $758 million was related to the acquisition of the remaining 49 percent member interest in each of SLNG and Elba Express. Such transaction was for the acquisition of additional interests in already consolidated entities, and as a result was accounted for on a prospective basis. Accordingly, we decreased our historical noncontrolling interest by $443 million associated with SLNG and Elba Express and reflected the amount as an increase to general partner’s capital.

We recorded the additional interest in SNG at its historical cost of $238 million and the excess cash paid to El Paso of $137 million over contributed book value as a decrease to general partner’s capital. Subsequent to the SNG acquisition, we had the ability to control SNG’s operating and financial decisions and policies and therefore consolidated SNG in our financial statements. We retrospectively adjusted our historical financial statements in all periods to reflect the reorganization of entities under common control and the change in reporting entity. We reflected El Paso’s 40 percent interest in SNG as a noncontrolling interest in our financial statements until the acquisition of incremental interests in March and June 2011. As a result of the retrospective consolidation of SNG, pre-acquisition earnings of the incremental interests in SNG, in historical periods are allocated solely to our general partner. The retrospective consolidation of SNG increased net income attributable to EPB by $61 million and $72 million for the year ended December 31, 2010 and 2009.

2011 Acquisitions. In March 2011, we acquired an additional 25 percent general partner interest in SNG from El Paso for $667 million in cash. We financed the acquisition through (i) net proceeds of $467 million from our March 2011 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (ii) $200 million borrowings under our revolving credit facility. This transaction was for the acquisition of an additional interest in an already consolidated entity, thus was accounted for on a prospective basis.

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

We have decreased our historical noncontrolling interests in SNG and CIG for both the March and June 2011 acquisitions by $896 million and reflected that amount as an increase to general partner’s capital. We reflected El Paso’s general partner interest in SNG and CIG as noncontrolling interest in our financial statements. El Paso’s general partner interest in SNG was 40 percent from January 1, 2011 to March 13, 2011 and 15 percent until the June 29, 2011 acquisition of the remaining general partner interest. Subsequent to the June 2011 acquisition, SNG became a wholly owned subsidiary of EPB. We reflected El Paso’s 42 percent general partner interest in CIG as noncontrolling interest in our financial statements for the period from January 1, 2011 to June 29, 2011 and 14 percent thereafter.

Divestitures

Divestiture of Natural Buttes. In November 2009, CIG sold the Natural Buttes compressor station and gas processing plant to a third party for $9 million and recorded a gain of approximately $8 million related to the sale, which was included in the income statement as a reduction of operation and maintenance expense. Pursuant to the 2009 FERC order approving the sale of the compressor station and gas processing plant, CIG filed for FERC approval of the proposed accounting entries associated with the sale which utilized a technical obsolescence valuation methodology for determining the portion of the composite accumulated depreciation attributable to the plant. In September 2010, the FERC issued an order that utilized a different depreciation allocation methodology to estimate the net book value of the facilities. Based on the order, CIG recorded a non-cash adjustment as an increase to operation and maintenance expense of approximately $21 million to write down the net property, plant and equipment associated with the sale since it was no longer probable of recovery. In October 2010, CIG filed a request for rehearing and clarification of the FERC order and in October 2011, the FERC denied the request.

Assets Held for Sale. In September 2011, SNG entered into an agreement to sell certain offshore and onshore assets (including pipeline, platforms and other related assets located in the Gulf of Mexico and Louisiana) for approximately $50 million. At December 31, 2011, SNG classified these assets as held for sale at fair value which approximates the sales price. The fair value is based on observable market data which is a Level 2 measurement. SNG deferred the estimated loss of approximately $38 million as a regulatory asset. The sale is contingent upon receiving an acceptable FERC approval of the abandonment application including the ability to recover the regulatory asset in future rates, which we believe is probable based on the general support of our customer group and the underlying facts supporting the abandonment by sale.

3. Partners’ Capital

We issued common units to the public and issued general partner units to El Paso. The net proceeds from the offerings were used as partial consideration to fund acquisitions from El Paso and general partnership purposes. The table below shows the units issued, the net proceeds for the issuances and the ultimate use of the proceeds.

Issuance Date	Common Units	General Partner Units	Net Proceeds (In millions)	Use of Proceeds
June 2009(1)	12,650,000	258,502	$216	Additional 18% interest in CIG
January 2010	9,862,500	201,404	236	51% interest in each of SLNG and Elba Express
June 2010	11,500,000	234,694	325	Additional 20% interest in SNG
September 2010	13,225,000	269,898	415	Additional 49% interest in SLNG and Elba Express and additional 15% interest in SNG
November 2010(1)	11,879,900	242,447	392	Additional 49% interest in SLNG and Elba Express and additional 15% interest in SNG
March 2011	13,800,000	281,725	467	Additional 25% interest in SNG
May 2011(1)	14,725,406	300,519	501	Additional 28% interest in CIG and remaining 15% interest in SNG

(1)	Includes the underwriters’ exercise of their option to purchase additional common units of $28 million in July 2009, $45 million in December 2010 and a partial exercise of $25 million in June 2011, respectively.

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

	Unit Reconciliation
	Limited Partner Units		General Partner	Total Partners’ Capital
	Common	Subordinated
Balance at December 31, 2008	84,970,498	27,727,411	2,299,526	114,997,435
Unit-based compensation to non-employee directors(1)	1,749	—	—	1,749
Issuance of units	12,650,000	—	258,502	12,908,502

Balance at December 31, 2009	97,622,247	27,727,411	2,558,028	127,907,686
Unit-based compensation to non-employee directors	4,554	—	—	4,554
Acquisition of interests in SLNG and Elba Express	5,346,251	—	109,107	5,455,358
Issuance of units	46,467,400	—	948,443	47,415,843

Balance at December 31, 2010	149,440,452	27,727,411	3,615,578	180,783,441
Unit-based compensation to non-employee directors	5,481	—	—	5,481
Conversion of subordinated units to common units(2)	27,727,411	(27,727,411)	—	—
Issuance of units	28,525,406	—	582,244	29,107,650

Balance at December 31, 2011	205,698,750	—	4,197,822	209,896,572

(1)	Amount is net of 4,575 forfeited unvested restricted common units.
(2)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Note 4 for further discussion.

4. Earnings Per Unit and Cash Distributions

Earnings per unit. Earnings per unit is calculated based on distributions declared to our unitholders, including distributions related to the IDRs for the related reporting period. To the extent net income attributable to EPB exceeds cash distributions, the excess is allocated to unitholders and the holder of IDRs based on their contractual participation rights to share in those earnings. If cash distributions exceed net income attributable to EPB, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holders beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions and are not based on the net income allocations used in the calculation of earnings per unit.

As discussed in Note 2, we have retrospectively adjusted our historical financial statements for the consolidations of CIG, SLNG, Elba Express and SNG following the acquisitions of controlling interest in each entity. As a result of the retrospective consolidations, earnings prior to the acquisition of the incremental interests (pre-acquisition earnings) in CIG, SLNG, Elba Express and SNG have been allocated solely to our general partner in all periods presented.

Net income attributable to EPB per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to EPB by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. As of December 31, 2011 and 2010, the dilutive, restricted units outstanding were immaterial.

The tables below show the (i) allocation of net income attributable to EPB and the (ii) net income attributable to EPB per limited partner unit based on the number of basic and diluted limited partner units outstanding for the years ended December 31, 2011, 2010 and 2009.

Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	2011	2010	2009
	(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$472	$378	$318
Less: Pre-acquisition earnings allocated to general partner	—	(77)	(119)

Income subject to 2% allocation of general partner interest	472	301	199
Less: General partner’s interest in net income attributable to El Paso Pipeline Partners, L.P.	(9)	(6)	(4)
General partner’s incentive distribution	(62)	(14)	(1)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P. — common and subordinated	$401	$281	$194

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	2011	2010		2009
	Common	Common	Subordinated	Common	Subordinated
	(In millions, except for per unit amounts)
Distributions (1)	$390	$214	$45	$133	$38
Undistributed earnings	11	18	4	18	5

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$401	$232	$49	$151	$43

Weighted average limited partner units outstanding — Basic and Diluted	197.4	122.1	27.7	91.8	27.7

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$2.03	$1.90	$1.78	$1.64	$1.56

(1)	Reflects distributions declared to our common and subordinated unitholders of $1.93 per unit, $1.63 per unit and $1.365 per unit for the years ended December 31, 2011, 2010 and 2009.

Subordinated units. All of the subordinated units were held by a wholly owned subsidiary of El Paso. Our partnership agreement provided that, during the subordination period, the common units would have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2875 per common unit, which is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

Upon payment of the quarterly cash distribution payment for the fourth quarter of 2010, the financial tests required for the conversion of all subordinated units into common units were satisfied. As a result, the 27,727,411 subordinated units held by affiliates of El Paso were converted on February 15, 2011 on a one-for-one basis into common units effective January 3, 2011. The conversion did not impact the amount of cash distribution paid or the total number of the Partnership’s outstanding units.

Incentive distribution rights. The general partner holds IDRs in accordance with the partnership agreement. These rights pay an increasing percentage interest in quarterly distributions of cash based on the level of distribution to all unitholders. Additionally, our general partner, as the holder of our IDRs, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and to reset, at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set. In February 2012, our general partner received incentive distributions of $19 million.

Cash Distributions to Unitholders. Our common unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The partnership has declared the quarterly distributions to our unitholders and general partner, including IDRs (in millions, except for per unit amounts) as follows:

Quarters Ended	Total Quarterly Distribution Per Unit	Total Cash Distribution	Date of Declaration	Date of Distribution
2009
March 31, 2009	$0.325	$37	April 2009	May 2009
June 30, 2009	0.330	42	July 2009	August 2009
September 30, 2009	0.350	45	October 2009	November 2009
December 31, 2009	0.360	50	January 2010	February 2010
2010
March 31, 2010	0.380	56	April 2010	May 2010
June 30, 2010	0.400	65	July 2010	August 2010
September 30, 2010	0.410	73	October 2010	November 2010
December 31, 2010	0.440	86	January 2011	February 2011
2011
March 31, 2011	0.460	100	April 2011	May 2011
June 30, 2011	0.480	116	July 2011	August 2011
September 30, 2011	0.490	120	October 2011	November 2011
December 31, 2011	0.500	124	January 2012	February 2012

The distribution for the quarter ended December 31, 2011 was paid to all outstanding common and general partner units and IDRs on February 14, 2012 to unitholders of record at the close of business on January 31, 2012.

5. Regulatory Assets and Liabilities

Our regulatory asset and liability balances are recoverable or reimbursable over various periods. Below are the details of our regulatory assets and liabilities as of December 31:

	2011	2010
	(In millions)
Current regulatory assets
Differences between gas retained and gas consumed in operations	$9	$16
Unamortized loss on assets held for sale	6	—
Other	7	5

Total current regulatory assets	22	21

Non-current regulatory assets
Taxes on capitalized funds used during construction	77	79
Unamortized loss on reacquired debt	35	40
Unamortized loss on assets held for sale	32	—
Other	6	10

Total non-current regulatory assets	150	129

Total regulatory assets	$172	$150

Current regulatory liabilities
Differences between gas retained and gas consumed in operations	$10	$7
Other	5	3

Total current regulatory liabilities	15	10

Non-current regulatory liabilities
Property and plant retirements	12	21
Postretirement benefits	18	19
Other	7	4

Total non-current regulatory liabilities	37	44

Total regulatory liabilities	$52	$54

Our significant regulatory assets and liabilities include:

Difference between gas retained and gas consumed in operations: These amounts reflect the value of volumetric differences between gas retained and consumed in our operations. These amounts are not included in the rate base, but given our tariffs, are expected to be recovered from our customers or returned to our customers in subsequent fuel filing periods.

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

Unamortized loss on reacquired debt: Amount represents the deferred and unamortized portion of losses on reacquired debt which are recovered through the cost of service over the original life of the debt issue, or in the case of refinanced debt, over the life of the new debt issue.

Unamortized loss on assets held for sale: Amount represents the deferred and unamortized portion of losses on our assets held for sale. The recovery is expected to occur at a fixed monthly rate until SNG’s next rate case which is expected to be effective September 2013 with the final recovery period dependent upon the outcome of the rate case.

Postretirement benefits: Represents unrecognized gains or losses related to SNG’s postretirement benefit plan. It also includes the differences between the postretirement benefit amounts expensed and the amounts previously recovered in rates for CIG. Prior to CIG’s rate case settlement, the balances also included unrecognized gains and losses or changes in actuarial assumptions related to their postretirement benefit plan. As part of the CIG rate case settlement, CIG no longer includes these costs in its rates and during 2011 reclassified these balances to accumulated other comprehensive income.

Property and plant retirements: Amount represents the deferral of customer-funded amounts for costs of future asset retirements.

6. Property, Plant and Equipment

Depreciable lives. We depreciate our assets using the composite (group) method. The table below presents the annual depreciation rates on our property, plant and equipment:

Rate
(Percent)
Transmission and storage facilities	0.9 - 10.0
Products extraction	1.85
General plant	1.76 - 25.0
Intangible plant	1.76 - 25.0

Capitalized costs during construction. The allowance for debt amounts capitalized during the years ended December 31, 2011, 2010 and 2009 were $2 million, $11 million and $24 million. The allowance for equity amounts capitalized during each of the years ended December 31, 2011, 2010 and 2009 were $7 million, $28 million and $44 million.

Construction work-in progress. At December 31, 2011 and 2010, we had approximately $105 million and $238 million of construction work in progress included in our property, plant and equipment.

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

The net asset retirement obligations on our balance sheet in other current and non-current liabilities and the changes in the net liability for the years ended December 31 were as follows:

	2011	2010
	(In millions)
Net asset retirement obligation at January 1	$9	$20
Liabilities settled	(1)	(13)
Accretion expense	—	2
Changes in estimate	6	—

Net asset retirement obligation at December 31(1)	$14	$9

(1)	For the years ended December 31, 2011 and 2010, approximately $13 million and $1 million, respectively, of this amount are reflected as other current liabilities on our balance sheets.

7. Long-Term Debt and Other Financing Obligations

Our long-term debt and other financing obligations are as follows:

	As of December 31,
	2011	2010
	(In millions)
El Paso Pipeline Partners Operating Company, L.L.C.
Revolving credit facility, variable due 2016	$—	$270
Note payable to El Paso, due 2012(1)	10	10
Senior Notes, due 2012(1)	35	35
Senior Notes, 7.76%, due 2011	—	37
Senior Notes, 7.93%, due 2012	15	15
Senior Notes, 8.00%, due 2013	88	88
Senior Notes, 4.10%, due 2015	375	375
Senior Notes, 6.50%, due 2020	535	535
Senior Notes, 5.00%, due 2021	500	—
Senior Notes, 7.50%, due 2040	375	375
Colorado Interstate Gas Company, L.L.C.
Senior Notes, 5.95%, due 2015	35	35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
Southern LNG Company, L.L.C.
Senior Notes, 9.50%, due 2014	71	71
Senior Notes, 9.75%, due 2016	64	64
Southern Natural Gas Company, L.L.C.
Notes, 5.90%, due 2017	500	500
Notes, 4.40%, due 2021	300	—
Notes, 7.35%, due 2031	153	153
Notes, 8.00%, due 2032	258	258

Total long-term debt	3,754	3,261
Other financing obligations	183	185

Subtotal	3,937	3,446

Less: Unamortized discount	7	4
Current maturities	65	42

Total long-term debt and other financing obligations, less current maturities	$3,865	$3,400

(1)	LIBOR plus 3.9 percent for 2011 and LIBOR plus 3.6 percent for 2010.

Debt Maturities. Aggregate maturities of the principal amounts of long-term debt and other financing obligations as of December 31, 2011 for the next 5 years and in total thereafter are as follows (In millions):

2012	$65
2013	93
2014	76
2015	755
2016	69
Thereafter	2,879

Total long-term debt and other financing obligations	$3,937

Credit Facilities. In May 2011, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) and WIC refinanced their previous credit facility which extended the maturity to 2016 and increased the borrowing capacity from $750 million to $1.0 billion (new credit facility), expandable to $1.5 billion for certain expansion projects and acquisitions. The previous credit facility was entered into in November 2007 and was expandable to $1.25 billion for certain expansion projects and acquisitions. Borrowings under the new credit facility are guaranteed by EPPOC and us, as they were in the previous credit facility. As of December 31, 2010, we had $270 million outstanding under our previous revolving credit facility. As of December 31, 2011, our remaining availability under the new credit facility was $1.0 billion.

The interest rate for our borrowings under the new credit facility has increased to LIBOR plus two percent based on a credit ratings based pricing grid. The commitment fees paid are 0.4 percent for the unutilized commitments. The previous credit facility had two pricing grids, one based on credit ratings and the other based on leverage. In March 2010, our senior debt was rated by the rating agencies and our pricing shifted from a leverage pricing grid to a ratings based pricing grid. The borrowings from our previous credit facility had an interest rate of LIBOR plus 0.575 percent based on a ratings pricing grid, a utilization fee of 0.05 percent if the utilization of the facility exceeded 50 percent and commitment fees of 0.125 percent on the facility amount regardless of usage. At December 31, 2010 the all-in borrowing rate on our previous credit facility was 1.0 percent.

The new credit facility contains covenants and provisions that affect us, the borrowers and our other restricted subsidiaries, including, without limitation, customary covenants and provisions:

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

Under the terms of the new credit facility, certain restrictive covenants will be removed in the event EPPOC receives an investment grade rating for its senior unsecured debt from at least two of three specified ratings agencies. At December 31, 2011, EPPOC was rated investment grade (BBB-) by Fitch and below investment grade by Moody’s Investor Services (Ba1) and Standard & Poor’s (BB).

The new credit facility requires that EPB and WIC maintain a consolidated leverage ratio (consolidated indebtedness to consolidated EBITDA) as defined in the credit agreement as of the end of each quarter of less than 5.0 to 1.0 for any trailing four consecutive quarter period; and 5.5 to 1.0 for any such four quarter period during the three full fiscal quarters subsequent to the consummation of specified permitted acquisitions having a value greater than $25 million. We also added additional flexibility to our covenants for growth projects. In case of a capital construction or expansion project in excess of $20 million, pro forma adjustments to consolidated EBITDA, approved by the lenders, may be made based on the percentage of capital costs expended and projected cash flows for the project. Such adjustments shall be limited to 25 percent of actual consolidated EBITDA.

The new credit facility contains certain customary events of default that affect us, the borrowers and our other restricted subsidiaries, including, without limitation, (i) nonpayment of principal when due or nonpayment of interest or other amounts within five business days of when due; (ii) bankruptcy or insolvency with respect to us, our general partner, the borrowers or any of our other restricted subsidiaries; (iii) judgment defaults against us, our general partner, the borrowers or any of our other restricted subsidiaries in excess of $50 million; or (iv) the failure of El Paso to directly or indirectly own a majority of the voting equity of our general partner and a failure by us to directly or indirectly own 100 percent of the equity of EPPOC. For the year ended December 31, 2011, we were in compliance with our debt-related covenants.

EPB Other Debt Obligations. EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPPOC is a wholly owned subsidiary of EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in WIC, CIG, SLNG, Elba Express and SNG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than three percent of the total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or EPB’s ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan. The restrictive covenants under these debt obligations are no more restrictive than the restrictive covenants under our new credit facility. For the year ended December 31, 2011, EPPOC was in compliance with all debt related covenants.

In March 2010, EPPOC issued $425 million of 6.5 percent senior notes due in 2020. EPPOC received net proceeds of $420 million which were used to provide partial funding for the acquisition of a 51 percent member interest in each of SLNG and Elba Express. For a further discussion, see Note 2.

In June 2010, EPPOC issued an additional $110 million of 6.5 percent senior notes due in 2020 and received net proceeds of $110 million (including accrued interest) which were used to provide partial funding for the acquisition of an additional 20 percent interest in SNG. For a further discussion, see Note 2.

In November 2010, EPPOC issued $375 million of 4.1 percent senior notes due 2015 and $375 million of 7.5 percent senior notes due 2040. The proceeds were used to provide partial funding for the remaining 49 percent member interest in each of SLNG and Elba Express and an additional 15 percent general partner interest in SNG, to repay in full the outstanding borrowings under Elba Express’ project financing term loan and to reduce the outstanding borrowings under our previous revolving credit facility.

In September 2011, EPPOC issued $500 million of 5.0 percent senior notes due in 2021. The proceeds of $492 million were used to reduce outstanding indebtedness under EPB’s new revolving credit facility and for general partnership purposes.

CIG Debt. In March 2009, CIG, Colorado Interstate Issuing Corporation (CIIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which CIG and CIIC may co-issue debt securities in the future. CIIC is a wholly owned finance subsidiary of CIG and is the co-issuer of CIG’s outstanding debt securities. CIIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of CIG’s debt securities. Accordingly, it has no ability to service obligations on CIG’s debt securities. Under CIG’s various financing documents they are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions. For the year ended December 31, 2011, CIG was in compliance with its debt-related covenants.

SLNG Debt. The SLNG notes impose certain limitations on the ability of SLNG to, among other things, incur additional indebtedness, make certain restricted payments, enter into transactions with affiliates, and merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. SLNG is required to comply with certain financial covenants, including a leverage ratio of no more than 5.0 to 1.0 and an interest coverage ratio of no less than 2.0 to 1.0.

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

SNG Debt. In March 2009, SNG, Southern Natural Issuing Corporation (SNIC), El Paso and certain other El Paso subsidiaries filed a registration statement on Form S-3 under which SNG and SNIC may co-issue debt securities in the future. SNIC is a wholly owned finance subsidiary of SNG and is the co-issuer of certain of SNG’s outstanding debt securities. SNIC has no material assets, operations, revenues or cash flows other than those related to its service as a co-issuer of the debt securities. Accordingly, it has no ability to service obligations on the debt securities.

In June 2011, SNG and SNIC, issued $300 million aggregate principal amount of 4.4 percent senior unsecured notes due in 2021. The net proceeds of $297 million from this offering were advanced to EPB under its cash management program and will be subsequently utilized to fund SNG growth capital expenditures and for general corporate purposes. The indenture governing these notes contains restrictions and covenants, none of which are more restrictive than those of existing debt covenants.

Under the indentures, SNG is subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens. The long-term debt contains cross-acceleration provisions, the most restrictive of which is a $10 million cross-acceleration clause. If triggered, repayment of the long-term debt that contains these provisions could be accelerated. For the year ended December 31, 2011, SNG was in compliance with debt-related covenants.

Other Financing Obligations. In conjunction with the construction of the Totem Gas Storage facility (Totem) and the High Plains pipeline (High Plains), CIG’s joint venture partner in WYCO Development L.L.C. (WYCO) funded 50 percent of the construction costs. CIG reflected the payments made by their joint venture partner as other long-term liabilities on the balance sheet during construction and upon project completion, the advances were converted into a financing obligation to WYCO. Upon placing these projects in service, we transferred our title in the projects to WYCO. Although we transferred the title in these projects to WYCO, we continue to reflect the Totem Gas Storage facility and the High Plains pipeline as property, plant and equipment in our financial statements as of December 31, 2011 due to our continuing involvement with the projects through WYCO.

As of December 31, 2011, the principal amounts of Totem and High Plains were $77 million and $100 million, respectively, which will be paid in monthly installments through 2039, and extended for the term of related firm service agreements until 2060 and 2043, respectively. Interest payments on these obligations are based on 50 percent of the operating results of the facilities and are estimated at a 15.5 percent interest rate as of December 31, 2011.

Lease. Effective December 1, 1999, WIC leased a compressor station under a capital lease from WYCO. The compressor station lease expires in November 2029. The total original capitalized cost of the lease was $12 million. As of December 31, 2011, we had a net book value of approximately $6 million related to this capital lease. Minimum future lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2011 are as follows:

Year Ending December 31,	(In millions)
2012	$1
2013	1
2014	1
2015	1
2016	1
Thereafter	6

Total minimum lease payments	11
Less: amount representing interest	5

Present value of net minimum lease payments	$6

8. Fair Value of Financial Instruments

	As of December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt and other financing obligations, including current maturities	$3,930	$4,329	$3,442	$3,638

As of December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, short-term borrowings, and current receivables and payables represent fair value because of the short-term nature of these instruments. The fair values of our long term debt and other financing obligations are primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement.

9. Commitments and Contingencies

Legal Proceedings

Brinckerhoff Lawsuit. In December 2011, a derivative lawsuit was filed against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB; certain directors of the general partner and the audit committee of the general partner. The lawsuit arises from the March 2010 drop down transaction involving EPB’s purchase of SLNG and Elba Express. The complaint generally alleges that the consideration paid by EPB was excessive and that the sales process was flawed with various conflicts of interest and mistakes. Our general partner believes this action to be without merit and intends to defend it vigorously.

We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. At December 31, 2011, we had approximately $2 million accrued for our outstanding legal proceedings.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At December 31, 2011, our accrual was approximately $10 million for environmental matters. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related environmental legal costs. Our accrual includes $6 million for environmental contingencies related to properties CIG previously owned.

Our estimates of potential liability range from approximately $10 million to approximately $34 million. Our recorded environmental liabilities reflect our current estimates of amounts we will expend on remediation projects in various stages of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

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

For 2012, we estimate that our total remediation expenditures will be approximately $4 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $4 million in the aggregate for the years of 2012 through 2016, including capital expenditures associated with the impact of the EPA rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

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

Rates and Regulatory Matters

CIG Rate Case. In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) CIG’s current tariff rates to continue until the next general rate case which will be effective no earlier than October 1, 2014 but no later than October 1, 2016; (ii) contract extensions to March 2016; (iii) a revenue sharing mechanism with certain customers for certain revenues above annual threshold amounts; and (iv) a revenue surcharge mechanism with certain customers to charge for certain shortfalls of revenue less than an annual threshold amount.

SNG Rate Case. In January 2010, the FERC approved SNG’s rate case settlement in which SNG (i) increased its base tariff rates effective September 1, 2009, (ii) implemented a volume tracker for gas used in operations, (iii) agreed to file its next general rate case to be effective after August 31, 2012 but no later than September 1, 2013 and (iv) extended the majority of SNG’s firm transportation contracts until August 31, 2013. As part of the proposed asset sale entered into in September 2011 (see Note 2), SNG agreed with its customers to file its next general rate case to be effective September 1, 2013.

Other Commitments

Capital Commitments. At December 31, 2011, we have capital commitments of approximately $5 million related to Phase III of South System III and Southeast Supply Header (SESH), all of which will be spent in 2012. During 2009, we entered into an approximately $57 million letter of credit associated with our estimated construction costs related to our SESH Expansion project. As invoices are paid under the contract, we are able to reduce the value of the letter of credit. At December 31, 2011, the letter of credit has been reduced to approximately $8 million. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Purchase Obligations. We have entered into unconditional purchase obligations primarily for electric services, totaling approximately $2 million to be spent during 2012.

Other Commercial Commitments. We hold cancelable easement or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline systems. Currently, our obligations under these easements are not material to the results of our operations.

Transportation and Storage Commitments. We have entered into transportation commitments and storage capacity contracts totaling $318 million at December 31, 2011, of which $93 million and $8 million are related to storage capacity contracts with our affiliates, Young Gas Storage Company, Ltd. and Bear Creek Storage Company, LLC (Bear Creek), respectively. Our annual commitments under these agreements are $44 million in 2012, $33 million in 2013, $32 million in 2014, $33 million in 2015, $33 million in 2016 and $143 million in total thereafter.

Operating Leases. We lease property, facilities and equipment under various operating leases. Our minimum future annual rental commitments under our operating leases at December 31, 2011, are as follows:

Year Ending December 31,	(In millions)
2012	$5
2013	5
2014	6
2015	4
2016	3
Thereafter	2

Total minimum lease payments	$25

Rental expense on our operating leases for each of the three years ended December 31, 2011, 2010 and 2009 was $6 million and is reflected in operation and maintenance expense on our income statements. These amounts include our share of rent allocated to us from El Paso.

10. Retirement Benefits

Pension and Retirement Savings Plans. El Paso maintains a pension plan (El Paso Corporation Pension Plan) and a retirement savings plan covering substantially all of its U.S. employees, including CIG’s and SNG’s former employees. The benefits under the pension plan are determined under a cash balance formula. Under its retirement savings plan, El Paso matches 75 percent of participant basic contributions up to six percent of eligible compensation and can make additional discretionary matching contributions depending on El Paso’s operating performance relative to its peers. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

Postretirement Benefit Plans. CIG and SNG provide postretirement medical benefits for a closed group of retirees under the El Paso Corporation Retiree Benefits Plan. These benefits may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs and El Paso reserves the right to change these benefits. In addition, certain former employees continue to receive limited postretirement life insurance benefits. Postretirement benefit plan costs are prefunded to the extent these costs are recoverable through rates. To the extent actual costs differ from the amounts recovered in rates, either accumulated other comprehensive income or a regulatory asset or liability is recorded. We expect to contribute $1 million to our postretirement benefit plan in 2012. Contributions of approximately $1 million were made for each year ended December 31, 2011 and December 31, 2010, and approximately $4 million for the year ended December 31, 2009.

Accumulated Postretirement Benefit Obligation, Plan Assets and Funded Status. In accounting for the postretirement benefit plans, we record an asset or liability based on the over funded or under funded status. Any deferred amounts related to unrecognized gains and losses or changes in actuarial assumptions are recorded as either accumulated other comprehensive income or a regulatory asset or liability. As part of the rate case settlement as discussed in Note 9, CIG will no longer include these costs in their rates and as a result, during 2011, CIG reclassified $9 million from a regulatory liability to accumulated other comprehensive income.

The table below provides information about the postretirement benefit plans.

	December 31,
	2011	2010
	(In millions)
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation — beginning of period	$63	$65
Interest cost	3	3
Participant contributions	1	1
Actuarial gain	(7)	(1)
Benefits paid(1)	(5)	(5)

Accumulated postretirement benefit obligation — end of period	$55	$63

Change in plan assets:
Fair value of plan assets — beginning of period	$70	$66
Actual return on plan assets	5	7
Employer contributions	1	1
Participant contributions	1	1
Benefits paid	(5)	(5)

Fair value of plan assets — end of period	$72	$70

Reconciliation of funded status:
Fair value of plan assets	$72	$70
Less: accumulated postretirement benefit obligation	55	63

Net asset at December 31	$17	$7

(1)	Amounts shown net of a subsidy of less than $1 million for each of the years ended December 31, 2011 and 2010 related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Components of Accumulated Other Comprehensive Income. The amount recognized in accumulated other comprehensive income for CIG at December 31, 2011 of $9 million related to unrecognized gains. We anticipate that approximately $1 million of accumulated other comprehensive income will be recognized as part of net periodic benefit income in 2012.

Plan Assets. The primary investment objective of the plans’ is to ensure that, over the long-term life of the plans an adequate pool of sufficiently liquid assets exists to meet the benefit obligations to retirees and beneficiaries. Investment objectives are long-term in nature covering typical market cycles. Any shortfall of investment performance compared to investment objectives is generally the result of economic and capital market conditions. Although actual allocations vary from time to time from the targeted allocations, the target allocations of the plans’ assets are 65 percent equity and 35 percent fixed income securities. The plans’ assets may be invested in a manner that replicates, to the extent feasible, the Russell 3000 Index and the Barclays Capital Aggregate Bond Index to achieve equity and fixed income diversification, respectively.

We use various methods to determine the fair values of the assets in the other postretirement benefit plans, which are impacted by a number of factors, including the availability of observable market data over the contractual term of the underlying assets. We separate the plans’ assets into three levels (Level 1, 2 and 3) based on our assessment of the availability of market data and the significance of non-observable data used to determine the fair value of these assets. As of December 31, 2011, assets were comprised of an exchange-traded mutual fund with a fair value of $4 million and common/collective trust funds with a fair value of $68 million. As of December 31, 2010, assets were comprised of an exchange-traded mutual fund with a fair value of $4 million and common/collective trust funds with a fair value of $66 million. The exchange-traded mutual fund invests primarily in dollar-denominated securities, and its fair value (which is considered a Level 1 measurement) is determined based on the price quoted for the fund in actively traded markets. The common/collective trust funds are invested in approximately 65 percent equity and 35 percent fixed income securities, and their fair values (which are considered Level 2 measurements) are determined primarily based on the net asset value reported by the issuer, which is based on similar assets in active markets. Certain restrictions on withdrawals exist for these common/collective trust funds where the issuer reserves the right to temporarily delay withdrawals in certain situations such as market conditions or at the issuer’s discretion. The plans do not have any assets that are considered Level 3 measurements. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values, and there have been no changes in the methodologies used at December 31, 2011 and 2010.

Expected Payment of Future Benefits. As of December 31, 2011, we expect the following benefit payments under the plans (In millions):

Year Ending December 31,	Expected Payments(1)
2012	$4
2013	4
2014	4
2015	4
2016	4
2017 - 2021	18

(1)

Includes a reduction of approximately $1 million in each of the years 2012 – 2016 and approximately $5 million in aggregate for 2017 – 2021 for an expected subsidy related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

Actuarial Assumptions and Sensitivity Analysis. Accumulated postretirement benefit obligations and net benefit costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used in determining the postretirement plans’ obligations and net benefit costs.

	2011	2010	2009
	(Percent)
Assumptions related to benefit obligations at December 31:
Discount rate	4.43	4.90	5.48
Assumptions related to benefit costs for the year ended December 31:
Discount rate	4.90	5.48	5.98
Expected return on plan assets(1)	7.75	7.75	8.00

(1)

The expected return on plan assets listed in the table above is a pre-tax rate of return based on our targeted portfolio of investments. We utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on unrelated business income taxes at a rate of 35 percent.

Actuarial estimates for the plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 7.3 percent, gradually decreasing to 5.0 percent by the year 2019. A one-percentage point change would not have a significant effect on interest costs in 2011 and 2010. A one-percentage point change in assumed health care trends would have the following affect as of December 31, 2011 and 2010:

	2011	2010
	(In millions)
One percentage point increase:
Accumulated postretirement benefit obligation	$5	$5
One percentage point decrease:
Accumulated postretirement benefit obligation	$(4)	$(4)

Components of Net Benefit Cost (Income). For each of the years ended December 31, the components of net benefit cost (income) are as follows:

	2011	2010	2009
	(In millions)
Interest cost	$3	$3	$4
Expected return on plan assets	(4)	(3)	(3)

Net benefit cost (income)	$(1)	$—	$1

11. Transactions with Major Customers

The following table shows revenues from major customers for each of the three years ended December 31:

	2011	2010	2009
	(In millions)
Shell Oil Company subsidiaries	$203	$168	$	*
PSCo and subsidiary	170	169		156
AGL Resources and subsidiaries	162	164		149
BG Energy Holdings Limited and affiliates	*	*		112

*	Less than 10 percent of operating revenues

At December 31, 2011, we have transportation and storage agreements with PSCo for capacity on High Plains through 2029 and Totem through 2040 with annual firm revenue of $41 million and $38 million, respectively.

12. Accounts Receivable Sales Program

We participate in accounts receivable sales programs where we sell receivables in their entirety to a third party financial institution (through wholly-owned special purpose entities). The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The third party financial institution involved in these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

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

	Year Ended December 31,
	2011	2010
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$1,017	$1,065
Cash received for accounts receivable sold under the program	593	635
Deferred purchase price related to accounts receivable sold	424	430
Cash received related to the deferred purchase price	420	388
Amount paid in conjunction with terminated programs(2)	—	50

(1)	During the period ended December 31, 2011, 2010 and 2009, losses recognized on the sale of accounts receivable were immaterial.
(2)	In January 2010, we terminated our previous accounts receivable sales programs and paid $50 million to acquire the related senior interest in certain receivables under those programs. During 2009, we sold approximately $913 million of accounts receivable under that program and our fees and losses related to the program were not material.

	December 31,
	2011	2010
	(In millions)
Accounts receivable sold and held by third-party financial institution	$96	$93
Uncollected deferred purchase price related to accounts receivable sold (1)	45	41

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets, a Level 2 fair value measurement.

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the new accounts receivable sales programs as operating cash flows on our statement of cash flows. Under the accounts receivable sales programs, we service the underlying receivables for a fee. The fair value of these servicing agreements, as well as the fees earned, were not material to our financial statements for the year ended December 31, 2011, 2010 and 2009.

13. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

WYCO. CIG has a 50 percent investment in WYCO which we account for using the equity method of accounting. WYCO owns the High Plains pipeline (a FERC-regulated pipeline), the Totem Gas Storage facility (a FERC-regulated storage facility), a state regulated intrastate pipeline and a compressor station. WYCO paid cash distributions of $2 million for the year ended December 31, 2011. CIG has other financing obligations payable to WYCO totaling $177 million and $178 million as of December 31, 2011 and 2010, which are described further in Note 7.

Bear Creek. SNG owns a 50 percent ownership interest in Bear Creek, a joint venture with Tennessee Gas Pipeline Company L.L.C. (TGP), an affiliate. We account for our investment in Bear Creek using the equity method of accounting. During 2011, 2010 and 2009, Bear Creek paid distributions to SNG of $13 million, $14 million and $13 million, respectively. Also, during 2010, Bear Creek utilized its note receivable balance under the cash management program with El Paso to pay a cash distribution to its partners, including $23 million to SNG.

In November 2011, Bear Creek, along with other unaffiliated storage companies, received an order from the FERC related to an investigation into the rates charged to customers. The FERC ordered Bear Creek to file a full cost and revenue study within 75 days of the order. Bear Creek filed the cost and revenue study in January 2012 and the outcome of this proceeding is not expected to be material to our results of operations.

The information below related to our unconsolidated affiliates reflects our net investment and earnings recorded from these investments.

Net Investment and Earnings

	Investment		Earnings from Unconsolidated Affiliates
	December 31,		Year Ended December 31,
	2011	2010	2011	2010	2009
	(In millions)		(In millions)
WYCO	$14	$15	$1	$2	$1
Bear Creek	57	56	14	14	11

Total	$71	$71	$15	$16	$12

Transactions with Affiliates

CIG Cash Distributions to El Paso. CIG makes quarterly distributions to its owners. Due to the retrospective consolidation of CIG, the distributions made prior to consolidation in July 2009, excluding distributions paid to its noncontrolling interest holder, were allocated solely to our general partner and were reflected as distributions of pre-acquisition earnings. We have reflected 42 percent of CIG’s distributions paid to El Paso through June 2011 and 14 percent thereafter as distributions to its noncontrolling interest holder.

SLNG and Elba Express Distributions to El Paso. As a result of the March 2010 acquisition, SLNG and Elba Express were required to make quarterly distributions to its owners of available cash to its members, including us. Since we consolidate SLNG and Elba Express, we have reflected 49 percent of SLNG’s and Elba Express’ distributions paid to El Paso as distributions to its noncontrolling interest holder in our financial statements from March 30, 2010 to November 19, 2010. Subsequent to the November 2010 acquisition, as described in Note 2, SLNG and Elba Express became wholly owned subsidiaries of EPB.

SNG Cash Distributions to El Paso. SNG makes quarterly distributions to its owners. Due to the retrospective consolidation of SNG, the distributions made prior to consolidation in November 2010, excluding distributions paid to its noncontrolling interest holder, were allocated solely to our general partner and were reflected as distributions of pre-acquisition earnings. We have reflected 40 percent of SNG’s distributions paid to El Paso through 2010 and 15 percent through the first quarter of 2011 as distributions to its noncontrolling interest holder. Subsequent to the June 2011 acquisition as described in Note 2, SNG became a wholly owned subsidiary of EPB.

The following table summarizes the cash distributions paid to El Paso.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
CIG Distributions to El Paso
Distributions to noncontrolling interest holder	$48	$72	$61
Distributions of pre-acquisition earnings	—	—	15

Cash distributions to El Paso	48	72	76

SLNG Distributions to El Paso
Distributions to noncontrolling interest holder	—	36	—
Elba Express Distributions to El Paso
Distributions to noncontrolling interest holder(1)	—	21	72
SNG Distributions to El Paso
Distributions to noncontrolling interest holder	31	103	68
Distributions of pre-acquisition earnings	—	69	60

Cash distributions to El Paso	31	172	128

Total Cash Distributions to El Paso	$79	$301	$276

(1)	The 2009 distribution was made by Elba Express to El Paso to comply with certain restrictions in its project financing agreement.

Other Distributions/Contributions. During 2009, Elba Express received cash contributions from El Paso of $138 million related to their note payable under the cash management program. In addition, Elba Express received cash contributions from El Paso of $170 million for the construction of Elba Express during the year ended December 31, 2009.

In March 2010, in conjunction with our acquisition of SLNG and Elba Express, El Paso made a non-cash contribution of $64 million to Elba Express to eliminate its non-interest bearing advance from El Paso. Prior to our acquisition of a 51 percent member interest in each of SLNG and Elba Express, El Paso made a cash contribution to Elba Express of $13 million. During 2010, El Paso made capital contributions of $6 million to SLNG to fund their share of expansion project expenditures for 2010. During 2011, El Paso made capital contributions of $15 million and $15 million to CIG and SNG, respectively, to fund their share of expansion project expenditures.

Cash Management Program. Prior to consolidation into EPB, CIG, SLNG, Elba Express and SNG each participated in El Paso’s cash management program, which matched short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. El Paso used the cash management program to settle intercompany transactions between participating affiliates. After we acquired additional interests in each of CIG, SLNG, Elba Express and SNG which required consolidation, their participation in El Paso’s cash management program was terminated. CIG converted its note receivable with El Paso under its cash management program into a demand note receivable. In December 2010, El Paso repaid the demand note. Elba Express’ participation in El Paso’s cash management program was terminated in May 2009 due to restrictions in its project financing agreement. In 2010, SLNG and SNG received $8 million and $5 million, respectively, in cash from El Paso in settlement of their note receivable balances related to the termination of their participation in El Paso’s cash management program.

Notes Receivable and Payable with Affiliates. In June 2010, in conjunction with our acquisition of an additional 20 percent general partner interest in SNG (see Note 2), El Paso repaid $21 million of our demand notes receivable. Also, as partial funding for the September 2008 CIG acquisition, we issued a note payable to El Paso. The note payable balance was $10 million at December 31, 2011 and 2010. This note payable is expected to mature in September 2012, and is currently recorded as short-term financing obligations, including current maturities on our balance sheet.

Income Taxes. Effective February 4, 2010, SLNG converted to a limited liability company and, prior to the conversion, settled its current and deferred tax balances of approximately $72 million with recoveries of its note receivable from El Paso under the cash management program.

Other Affiliate Balances. As of December 31, 2011 and 2010, we had accounts receivable with affiliates arising in the ordinary course of business of $7 million and $6 million. In addition, as of December 31, 2011 and 2010, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $44 million and $39 million. We also had contractual deposits from affiliates of $9 million and $8 million included in contractual deposits on our balance sheets as of December 31, 2011 and 2010.

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

We do not have employees. We are managed and operated by the directors and officers of our general partner, El Paso Pipeline GP Company, L.L.C., a subsidiary of El Paso. We have an omnibus agreement with El Paso and its affiliates under which we reimburse El Paso for the provision of various general and administrative services for our benefit and for direct expenses incurred by El Paso on our behalf. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from El Paso Natural Gas Company (EPNG) and TGP, our affiliates, associated with our pipeline services. We also allocate costs to Cheyenne Plains Gas Pipeline, our affiliate, for their share of our pipeline services. The allocations from TGP, EPNG and El Paso are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes, gross property and payroll.

The table below shows overall revenues, expenses and reimbursements from our affiliates for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Operating revenues	$25	$25	$23
Operating expenses	233	217	220
Reimbursement of operating expenses	6	9	15

14. Income Taxes

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

Components of Income Taxes. There are no current or deferred federal and state income taxes for the year ended December 31, 2011. The following table reflects the components of income taxes for SLNG included in income for the years ended December 31, 2010 and 2009:

	2010	2009
	(In millions)
Current
Federal	$1	$12
State	—	2

	1	14

Deferred
Federal	1	6
State	—	1

	1	7

Total income taxes	$2	$21

Effective Tax Rate Reconciliation. There are no income taxes included in net income for the year ended December 31, 2011. Income taxes included in income for SLNG differ from the amounts computed by applying the statutory federal income tax rate of 35 percent for the following reasons for the years ended December 31, 2010 and 2009:

	2010	2009
	(In millions, except for rates)
Income taxes at the statutory federal rate of 35%	$212	$181
Increase (decrease)
State income taxes, net of federal income tax benefit	—	2
Income associated with non-taxable entities	(210)	(162)

Income tax expense	$2	$21

Effective tax rate	Less than 1%	4%

15. Other

During June 2011, SLNG recognized $17 million of operating revenue, consisting of a $9 million payment received in 2009 which granted BG LNG Services, LLC (BG LNG) a cancellation option related to their commitment on Phase B of SLNG’s Elba III Expansion and $8 million received as a result of BG LNG exercising their cancellation option in June 2011. In addition, SLNG wrote off $3 million for certain project development costs incurred in conjunction with this expansion project.

Supplemental Selected Quarterly Financial Information (Unaudited)

Our financial information by quarter is summarized below. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

	Quarters Ended				Year to Date
	March 31	June 30	September 30(1)	December 31
	(In millions, except per units amounts)
2011
Operating revenues	$366	$358	$339	$362	$1,425
Operating income	216	193	179	196	784
Earnings from unconsolidated affiliates	4	4	4	3	15
Net income	163	138	118	132	551
Net income attributable to noncontrolling interests	(48)	(22)	(3)	(6)	(79)
Net income attributable to El Paso Pipeline Partners, L.P.	115	116	115	126	472
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit- Basic and Diluted Common	0.57	0.50	0.46	0.51	2.03

2010
Operating revenues	$333	$328	$331	$352	$1,344
Operating income	201	182	161	203	747
Earnings from unconsolidated affiliates	5	3	4	4	16
Net income	185	143	120	157	605
Net income attributable to noncontrolling interests	(69)	(56)	(47)	(55)	(227)
Net income attributable to El Paso Pipeline Partners, L.P.	116	87	73	102	378
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit- Basic and Diluted Common	0.53	0.45	0.39	0.53	1.90
Subordinated(2)	0.51	0.42	0.35	0.50	1.78

(1)	The quarter ended September 30, 2010 includes a non-cash asset write down of $21 million related to the sale of the Natural Buttes compressor station and gas processing plant. See Item 8. Financial Statements and Supplementary Data, Note 2 for further discussion.
(2)	All subordinated units were converted to common units on a one-for-one basis effective January 3, 2011. See Item 8. Financial Statements and Supplementary Data, Note 4 for further discussion.

SCHEDULE II

EL PASO PIPELINE PARTNERS, L.P.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(In millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2011
Legal reserves	$2	$—	$—	$—	$2
Environmental reserves	10	2	(2)	—	10

2010
Legal reserves	2	—	—	—	2
Environmental reserves	12	—	(2)	—	10

2009
Legal reserves	3	1	(2)	—	2
Environmental reserves	14	1	(3)	—	12

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2011. See Item 8. Financial Statements and Supplementary Data under Management’s Annual Report on Internal Control Over Financial Reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We do not directly employ any of the persons responsible for our management or operation. Rather, personnel of El Paso and its affiliates manage and operate our business. Officers of our general partner, who are also officers of El Paso or its affiliates, manage the day-to-day affairs of our business and conduct our operations. We also utilize a significant number of employees of El Paso to operate our business and provide us with general and administrative services. We reimburse El Paso for allocated expenses of operational personnel who perform services for our benefit and we reimburse El Paso for allocated general and administrative expenses.

In order to maximize operational flexibility, we conduct our operations through subsidiaries. We have one direct operating subsidiary, EPPOC, a limited liability company that conducts business through itself and its subsidiaries.

Directors and Executive Officers of Our General Partner

The following table sets forth information with respect to the directors of our general partner, including the experience, qualifications, attributes or skills that led to the conclusion that such individuals should serve as directors of our general partner, as well as information regarding executive officers of our general partner, as of February 20, 2012. The directors of our general partner hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers.

Name	Age	Position with El Paso Pipeline GP Company, L.L.C.
Ronald L. Kuehn, Jr.	76	Chairman of the Board
James C. Yardley	60	Director, President and Chief Executive Officer
John R. Sult	52	Director, Executive Vice President & Chief Financial Officer
Robert W. Baker	55	Executive Vice President and General Counsel
Susan B. Ortenstone	55	Executive Vice President
James J. Cleary	57	Senior Vice President
Daniel B. Martin	55	Senior Vice President
Norman G. Holmes	55	Senior Vice President
Douglas L. Foshee	52	Director
D. Mark Leland	50	Director
Arthur C. Reichstetter	65	Director
William A. Smith	67	Director

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

James C. Yardley. Mr. Yardley has been Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been Executive Vice President of El Paso Corporation with responsibility for the regulated pipeline business unit since August 2006. Mr. Yardley has been Chairman of the Board of El Paso Natural Gas Company since 2006. He previously served as President and Chairman of the Board of Tennessee Gas Pipeline Company from February 2007 to August 2010, and served as Chairman of the Board from August 2010 until its conversion to a limited liability company in October 2011. Mr. Yardley served as President of Southern Natural Gas Company from May 1998 to August 2010. He was a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company until their conversion to limited liability companies in August 2011. Upon a change in management structure in February 2012, he was again named as a member of the Management Committees of both Colorado Interstate Gas Company, L.L.C. and Southern Natural Gas Company, L.L.C. Mr. Yardley serves on the board of Interstate Natural Gas Association of America and previously served as its Chairman.

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

James J. Cleary. Mr. Cleary has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a director and President of El Paso Natural Gas Company since January 2004 and has also served as President of Colorado Interstate Gas Company, L.L.C. since January 2004. Mr. Cleary also serves as a member of the Management Committee of Ruby Pipeline Holding Company, L.L.C. Mr. Cleary was a member of the Management Committee of Colorado Interstate Gas Company until its conversion to a limited liability company in August 2011. He previously served as Chairman of the Board of both El Paso Natural Gas Company and Colorado Interstate Gas Company from May 2005 to August 2006. From January 2001 to December 2003, he served as President of ANR Pipeline Company. Upon a change in management structure in February 2012, Mr. Cleary was again named as a member of the Management Committee of Colorado Interstate Gas Company, L.L.C.

Daniel B. Martin. Mr. Martin has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. He has been a director of El Paso Natural Gas Company since May 2005. Mr. Martin serves as a member of the Management Committees of both Colorado Interstate Gas Company L.L.C. and Southern Natural Gas Company L.L.C. and also as a director of Tennessee Gas Pipeline Company, L.L.C. He has been Senior Vice President of Colorado Interstate Gas Company, L.L.C. since January 2001, Senior Vice President of Southern Natural Gas Company, L.L.C. and Tennessee Gas Pipeline Company, L.L.C. since June 2000 and Senior Vice President of El Paso Natural Gas Company since February 2000. Mr. Martin served as a director of ANR Pipeline Company from May 2005 to February 2007 and Senior Vice President of ANR Pipeline Company from January 2001 to February 2007. He is currently a member of the board of directors of Citrus Corp., a joint venture between El Paso Citrus Holdings, Inc. and CrossCountry Citrus, LLC.

Norman G. Holmes. Mr. Holmes has been Senior Vice President of El Paso Pipeline GP Company, L.L.C. since August 2007. Mr. Holmes has served as President of Tennessee Gas Pipeline Company, L.L.C. since August 2010 and serves as a member of its board of directors. He has also served as President of Southern Natural Gas Company, L.L.C. since August 2010 and was a member of its Management Committee until its conversion to a limited liability company in August 2011. Upon a change in management structure in February 2012, Mr. Holmes was again named as a member of the Management Committee of Southern Natural Gas Company. L.L.C. Mr. Holmes previously served as Senior Vice President and Chief Commercial Officer of Southern Natural Gas Company from August 2006 to August 2010. He previously served as a director of Southern Natural Gas Company from November 2005 to November 2007. Mr. Holmes served as Vice President, Business Development of Southern Natural Gas Company from 1999 to 2006.

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

As Chairman, President and Chief Executive Officer of El Paso Corporation, and with over 29 years of energy industry experience, Mr. Foshee brings a comprehensive knowledge and understanding of our business. Mr. Foshee’s management experience and leadership skills are highly valuable in assessing our business strategies and in the growth and development of the partnership.

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

We also adopted a code of business conduct and ethics, referred to as our “Code of Conduct,” that applies to all directors and employees of our general partner, including its Chief Executive Officer, Chief Financial Officer and senior financial and accounting officers, as well as all El Paso employees working on behalf of us or our general partner. The Code of Conduct is a value-based code that is built on five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, the Code of Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Conduct. A copy of the Code of Conduct is available on our website at www.eppipelinepartners.com. We will post on our internet website all waivers to or amendments of the Code of Conduct, which are required to be disclosed by applicable law and the New York Stock Exchange listing standards. Currently, we do not have nor do we anticipate any waivers of or amendments to the Code of Conduct. We believe the Code of Conduct exceeds the requirements set forth in the applicable SEC regulations and the corporate governance rules of the New York Stock Exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of our general partner and persons who beneficially own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of all such reports. Based solely upon a review of the copies of the reports received by us, we believe that all such filing requirements were satisfied during 2011.

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

We bore substantially less than a majority of El Paso’s costs of providing compensation and benefits to the Chief Executive Officer of our general partner (the principal executive officer) and the Chief Financial Officer of our general partner (the principal financial officer) during 2011.

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

The LTIP is administered by the board of our general partner or a committee thereof. The board of our general partner, subject to the terms of the LTIP, has authority to (i) select the persons to whom awards are to be granted; (ii) determine the size and type of awards; (iii) determine the terms and conditions of any award, including any performance conditions; (iv) determine whether, to what extent, and under what circumstances awards may be settled, exercised, canceled, or forfeited; (vi) interpret and administer the LTIP and any instrument or agreement relating to an award made under the LTIP; (vii) establish, amend, suspend, or waive such rules and regulations and appoint such agents as it shall deem appropriate for the proper administration of the LTIP; and (viii) make any other determination and take any other action that the board of our general partner deems necessary or desirable for the administration of the LTIP. All decisions, interpretations and other actions of the board of our general partner are final and binding.

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

Cash Retainer. Each non-employee director of our general partner receives an annual cash retainer paid in quarterly installments. For 2011, the Board approved an increase of $15,000 in the annual cash retainer from $50,000 to $65,000. In addition, the chairman of the audit committee receives an additional retainer of $8,000 per year.

Initial Equity Grant. Each non-employee director, upon joining the board, receives an initial long-term equity grant of restricted common units. Commencing in 2011, the Board approved an increase of $10,000 in the value of the initial long-term equity grant from $50,000 to $60,000. The restricted common units are granted pursuant to the terms and conditions of the LTIP and vest in three (3) equal installments commencing on the last day of the calendar year of the year in which the grant was made and each of the following two anniversaries thereof. As no non-employee directors joined the board during 2011, no initial equity grants were made in 2011.

Annual Equity Grant. Each non-employee director who is serving on the board on December 1st will receive an annual grant of restricted common units with a value of $60,000. Commencing in 2011, the value of the annual grant was increased by $10,000 (from $50,000 to $60,000). This annual award is granted pursuant to the terms and conditions of the LTIP and vests in full on the last day of the calendar year following the year in which the grant was made. Annual equity grants for Messrs. Kuehn, Reichstetter and Smith were made on December 1, 2011.

Director Compensation Table

The following table sets forth the aggregate dollar amount of all fees paid to each of the non-employee directors of our general partner during 2011 for their services on the board. The non-employee directors do not receive stock options or pension benefits.

Director Compensation

for the Year Ended December 31, 2011 (1)

Name	Fees Earned or Paid in Cash(2)	Stock Awards(3)(4)	All Other Compensation(5)	Total
Ronald L. Kuehn, Jr.	$65,000	$60,017	$3,419	$128,436
Arthur C. Reichstetter	73,000	60,017	2,839	135,856
William A. Smith	65,000	60,017	2,839	127,856

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
(3)

The amount in this column represents the aggregate grant date fair value of restricted units granted in the fiscal year calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation – Stock Compensation”. Each of Messrs. Kuehn, Reichstetter and Smith received a grant of 1,827 restricted common units on December 1, 2011, with each unit having a grant date fair value of $32.85.

(4)	As of December 31, 2011, each of Messrs. Kuehn, Reichstetter and Smith had 1,827 restricted common units outstanding.
(5)

The amount reflected in this column for Mr. Kuehn includes $580 for an airline ticket for an occasion when the director’s spouse accompanied him on a business-related flight using a commercial carrier, as well as $2,839 in cash distributions received on unvested restricted common units. The amount in this column for Messrs. Reichstetter and Smith represent cash distributions received on unvested restricted common units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of units of our partnership owned as of February 10, 2012 by:

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

The percentage of total units to be beneficially owned is based on 205,698,750 common units outstanding as of February 10, 2012.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
El Paso Corporation(2)	88,400,059	42.1%
Tortoise Capital Advisors, L.L.C(3).	11,825,091	5.7%
Ronald L. Kuehn, Jr.	70,692	*
James C. Yardley	10,000	*
John R. Sult	10,000	*
Robert W. Baker	5,000	*
Susan B. Ortenstone	—
James J. Cleary	2,000	*
Daniel B. Martin	—	*
Norman G. Holmes	—	*
Douglas L. Foshee	25,000	*
D. Mark Leland	13,200	*
Arthur C. Reichstetter	110,692	*
William A. Smith	10,797	*
All directors and executive officers as a group (twelve persons)	257,381	*

*	Less than 1 percent.
(1)	Unless otherwise indicated, the address for all beneficial owners in this table is El Paso Building, 1001 Louisiana Street, Houston, Texas 77002.
(2)

El Paso Corporation is the ultimate parent company of El Paso Pipeline Holding Company, L.L.C., the sole owner of the member interests of our general partner and El Paso Pipeline LP Holdings, L.L.C., the owner of 88,400,059 common units. El Paso Corporation may, therefore, be deemed to beneficially own the units held by El Paso Pipeline LP Holdings, L.L.C.

(3)

According to a Schedule 13G/A filed on February 10, 2012, as of December 31, 2011, Tortoise Capital Advisors, L.L.C., was deemed to beneficially own 11,825,091 shares of common stock. The address is 11550 Ash Street, Suite 300, Leawood, KS 66211.

The following table sets forth, as of February 10, 2012, the number of shares of common stock of El Paso owned by each of the executive officers and directors of our general partner and all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Shares of Common Stock Owned Directly or Indirectly		Shares Underlying Options Exercisable Within 60 Days(1)	Total Shares of Common Stock Beneficially Owned	Percentage of Total Shares of Common Stock Beneficially Owned(2)
Ronald L. Kuehn, Jr.	100,000	(3)	3,000	103,000	*
James C. Yardley	354,611		662,423	1,017,034	*
John R. Sult	155,568		294,279	449,847	*
Robert W. Baker	382,606		839,809	1,222,415	*
Susan B. Ortenstone	245,652		328,928	574,580	*
James J. Cleary	40,694		125,747	166,441	*
Daniel B. Martin	138,992		214,718	353,710	*
Norman G. Holmes	72,080		116,487	188,567	*
Douglas L. Foshee	1,415,843		3,850,787	5,266,630	*
D. Mark Leland	388,098		744,802	1,132,900	*
Arthur C. Reichstetter	—		—	—	*
William A. Smith	—	(4)	—	—	*
All directors and executive officers as a group (twelve persons)	3,294,144		7,180,980	10,475,124	1.34%

*	Less than 1 percent.
(1)

The shares indicated represent stock options granted under El Paso’s current or previous stock option plans, which are currently exercisable or which will become exercisable within 60 days of February 10, 2012. Shares subject to options cannot be voted.

(2)	Based on 772,743,059 shares outstanding as of February 10, 2012.
(3)	Excludes 28,720 shares owned by Mr. Kuehn’s wife or children. Mr. Kuehn disclaims any beneficial ownership in these 28,720 shares.
(4)	Excludes 8,562 shares owned by Mr. Smith’s wife. Mr. Smith disclaims any beneficial ownership in these 8,562 shares.

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table provides information concerning securities that may be issued under the El Paso Pipeline GP Company, L.L.C. Long-Term Incentive Plan as of December 31, 2011. For more information regarding this plan, which did not require approval by our limited partners, please read “Executive Compensation — Long-Term Incentive Plan.”

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders(1)	—	$—	1,217,115

Total	—	$—	1,217,115

(1)	Please read “Executive Compensation — Long-Term Incentive Plan” for a description of the material features of the plan, including the awards that may be granted under the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

El Paso owns 88,400,059 common units, a 42 percent limited partner interest in us. In addition, our general partner owns a two percent general partner interest in us and the incentive distribution rights.

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

Omnibus Agreement

We and certain of our subsidiary companies are parties to an omnibus agreement with El Paso and our general partner that governs our relationship with them regarding the following matters:

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

Reimbursement of Operating and General and Administrative Expense

Under the omnibus agreement we reimburse El Paso and its affiliates for the payment of certain operating expenses and for the provision of various operating expenses and general and administrative services for our benefit with respect to the assets contributed to us. The agreements further provide that we reimburse El Paso for our allocable portion of the premiums on insurance policies covering our assets.

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

We also reimburse El Paso for any additional state income, franchise or similar taxes paid by El Paso resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with El Paso as required by applicable law. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with El Paso.

Additional services agreements with affiliates are discussed under Operating and Services Agreements.

Competition

Neither El Paso nor any of its affiliates are restricted, under either our partnership agreement or the omnibus agreement, from competing with us. El Paso and any of its affiliates may acquire, construct or dispose of additional transportation and storage or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Contracts with Affiliates

Contribution Agreements

On March 4, 2011, we entered into a contribution agreement with our operating company and El Paso and certain of its subsidiaries to acquire an additional 22 percent general partner interest in SNG, with a 45 day option to purchase an additional three percent general partner interest in SNG in one percent increments. Pursuant to the contribution agreement, on March 14, 2011 we acquired the additional 25 percent general partner interest in SNG in exchange for consideration of $667 million.

On June 29, 2011, we entered into a contribution agreement with our operating company and El Paso and certain of its subsidiaries to acquire the remaining 15 percent general partner interest in SNG and an additional 28 percent interest in CIG. Pursuant to the contribution agreement, on June 29, 2011 we acquired the remaining 15 percent general partner interest in SNG and an additional 28 percent interest in CIG for aggregate consideration of $745 million.

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

Note Payable

On September 30, 2008, in connection with our acquisition of additional ownership interests in CIG and SNG, we, as guarantor, and our operating company, as issuer, entered into a Note Purchase Agreement with El Paso. Under the Note Purchase Agreement, our operating company issued a $10 million senior unsecured note to El Paso bearing interest at LIBOR plus 3.9 percent due September 2012. This note may be prepaid without premium or penalty.

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

CIG Limited Liability Company Agreement

Prior to the closing of our initial public offering in November 2007, CIG converted to a general partnership. In connection with the closing of our initial public offering, El Paso contributed to us a 10 percent general partner interest in CIG. In September 2008, we acquired from El Paso an additional 30 percent interest in CIG. In July 2009, we acquired from El Paso an additional 18 percent interest in CIG. In June 2011, we acquired an additional 28 percent general partner interest in CIG. After these transactions, we owned indirectly an 86 percent general partner interest in CIG, and an El Paso subsidiary owned indirectly a 14 percent general partner interest in CIG. In August 2011, CIG converted from a general partnership to a limited liability company (“LLC”). The conversion did not impact the respective ownership interests in CIG. The CIG LLC agreement governs the ownership and management of CIG.

CIG is a Delaware limited liability company, one member of which is a wholly owned subsidiary of the partnership (the “Partnership Member”) owning an 86 percent membership interest in CIG, and the other member is a wholly owned subsidiary of El Paso (the “El Paso Member”) owning the remaining 14 percent membership interest. The CIG LLC agreement provides that the business and affairs of CIG are fully vested in, and managed by, a management committee. The management committee is composed of five representatives, with four representatives being designated by the Partnership Member and one representative being designated by the El Paso Member. Each member of the management committee is entitled to one vote on each matter submitted for a vote of the management committee, and the vote of a majority of the members of the management committee constitutes action of the management committee. The CIG LLC agreement provides that if at any time the members shall determine that additional funds or property are necessary or desirable to meet the obligations or needs of CIG, the members may make additional capital contributions to CIG and that the members may determine the timing and amount of cash and other distributions from CIG to the members. Additionally, the CIG LLC agreement provides for indemnification of the members and officers of CIG under certain circumstances.

WYCO Development LLC Agreements

CIG has a 50 percent membership interest in WYCO Development LLC (WYCO), a limited liability company organized under the laws of the State of Colorado. The remaining membership interests in WYCO are owned by a subsidiary of Xcel Energy, the indirect corporate parent of Public Service Company of Colorado (PSCo). CIG provides administrative services to WYCO pursuant to an Administrative Services Agreement dated January 1, 2009.

WYCO is a party to a Facilities Lease Agreement with WIC, dated December 1, 1999, pursuant to which WYCO leases certain compressor facilities (the Douglas Compressor Station Facilities) to WIC. The lease agreement provides for lease payments based on the cost-of-service formula used in setting recourse rates at FERC ratemaking proceedings. The term of the lease is 30 years.

WYCO is also a party to a Lease Agreement with CIG, dated November 1, 2008, pursuant to which WYCO leases the High Plains Pipeline facilities and the Totem Storage Field facilities to CIG. The lease agreement provides for lease payments based on the cost-of-service formula used in setting recourse rates at FERC ratemaking proceedings, adjusted for certain under or over cost recoveries experienced by CIG on these facilities. The primary term of the lease is 30 years, with certain automatic renewal provisions based on the continuance of service agreements between CIG and PSCo for service on the facilities.

Operating and Services Agreements

CIG entered into a Construction and Operating Agreement with WIC, on March 12, 1982. This agreement was amended in 1984 and 1988. Under this agreement, CIG agreed to design and construct the WIC system and to operate WIC (including conducting WIC’s marketing and administering WIC’s service agreements) using the same practices that CIG adopts in the operation and administration of its own facilities. On September 1, 2011, the Construction and Operating Agreement between CIG and WIC was superseded by a more generic CIG Pipeline Services Co, L.L.C. Master Services Agreement between CIG Pipeline Services Company, L.L.C., CIG and WIC. Under this agreement, CIG Pipeline Services Company, L.L.C. (CIGSC) employees provide services to CIG and WIC, and CIG provides additional services to WIC. Direct and/or allocated costs can be billed either by CIGSC or CIG.

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

CIG entered into an Administrative Services Agreement with WYCO on January 1, 2009. Under this agreement, CIG performs the general administrative functions of WYCO, including accounting, budgeting, tax and treasury functions. The contract has a one-year term, renewed automatically in the absence of notice. For these services CIG receives a fee of $2,000 per month.

CIG, WIC, SNG, SLNG and Elba Express are parties to Master Services Agreements with Tennessee Pipeline Services Company, L.L.C. (TGPSC), El Paso Natural Gas Company and CIG Pipeline Services Company, L.L.C or SNG Pipeline Services Company, L.L.C. (together the “Services Companies”). Under these agreements, CIG, WIC, SNG, SLNG and Elba Express reimburse the Services Companies for supervisory, administrative and financial services in connection with their operations.

CIG, WIC, SLNG, Elba Express and SNG reimburse TGP for technical services such as control, metallurgical, pipeline integrity, rates, tariffs, certificates, engineering and rehabilitation, operational training, government affairs and measurement. TGPSC provides these services to all El Paso pipeline operating companies. The specific allocations are based on the estimated level of effort devoted to their operations (time and motion studies).

CIG and WIC reimburse EPNG for supervisory, administrative, financial and technical services such as gas scheduling, gas control, market analysis, and executives. The specific allocations are based on estimated level of effort devoted to their operations.

Transportation Agreements

CIG is a party to four transportation service agreements with WIC for transportation on the WIC system at maximum recourse rates. The total volume subject to these contracts is 176,971 Dth/d. These contracts extend for various terms with 57,950 Dth/d expiring on December 31, 2012; and the balance expiring thereafter. Under the service agreements, we are required to make minimum annual payments of $3 million in 2012 and thereafter. In response to a solicitation of offers to turn back capacity in a WIC open season, CIG relinquished 70,000 Dth/d of capacity effective January 1, 2008. WIC has remarketed this capacity along with off-system capacity acquired by WIC on a third party pipeline and other capacity on its pipeline to another affiliate, Cheyenne Plains, under a Firm Transportation Service Agreement for 125,000 Dth/d from the Opal Hub in western Wyoming to the Cheyenne Hub at maximum recourse rates for a term extending to 2020.

WIC is also a party to a transportation service agreement with CIG for 75,600 Dth/d of firm transportation capacity on WIC from a Primary Point of Receipt at the Cheyenne Hub to a Primary Point of Delivery into El Paso’s Ruby Pipeline at Opal, Wyoming. The rate that CIG pays for this service is WIC’s maximum recourse rates plus the cost of any off-system capacity on a third party pipeline that is acquired by WIC to provide this service. The term for the transportation service agreement extends through December 31, 2020.

CIG is a party to a capacity release agreement with PSCo, whereby PSCo has released storage capacity in our affiliate, Young, to us for a term expiring on April 30, 2025. PSCo simultaneously contracted for a corresponding quantity of transportation and storage balancing service (which utilizes the storage capacity acquired through the capacity release).

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

Interconnection and Operational Balancing Agreements and Other Inter-Affiliate Agreements

Each of WIC and CIG is a party to an operational balancing agreement with each other and independently with Cheyenne Plains. In addition, CIG is a party to interconnection and operational balancing agreements with Ruby Pipeline, L.L.C. (Ruby). These agreements require the interconnecting parties to use their respective reasonable efforts to cause the quantities of gas that are tendered/accepted at each point of interconnection to equal the quantities scheduled at those points. The agreements provide for the treatment and resolution of imbalances. The agreements are terminable by either party on 30 days advance notice.

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

WIC is a party to an “Upstream Pipeline Capacity Agreement” with Ruby, an indirect partially-owned subsidiary of El Paso. Pursuant to this agreement WIC agreed to offer gas transportation services to shippers desiring to move gas volumes to the inlet of the proposed Ruby pipeline at Opal, Wyoming. Ruby has agreed to reimburse WIC for any unrecovered costs associated with 200 MDth/d of off-system capacity that was acquired by WIC to provide the upstream transportation services (either through a direct payment or through the acquisition of capacity on WIC). The off-system capacity was acquired by WIC on the expansions of the Rockies Express Pipeline from the Piceance Basin to Wamsutter, and the expansion of the Overthrust Pipeline from Wamsutter to Opal.

Other Agreements

In addition, each of WIC, CIG, SLNG, Elba Express and SNG currently have or will have in the future other routine agreements with El Paso or one of its subsidiaries that arise in the ordinary course of business, including revised and updated agreements for services and other transportation and exchange agreements and interconnection and balancing agreements with other El Paso pipelines.

For a description of certain additional affiliate transactions, see Part II, Item 8. Financial Statements and Supplementary Data, Note 13.

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

Audit Fees

We paid audit fees of approximately $2,692,000 for the year ended December 31, 2011 and $2,897,000 for the year ended December 31, 2010. These fees were for professional services rendered by Ernst & Young LLP for the audit of the consolidated financial statements of EPB and its subsidiaries, the review of documents filed with the Securities and Exchange Commission, consents, the issuance of comfort letters, and certain financial accounting and reporting consultations.

Tax Fees

For the years ended December 31, 2011 and 2010, fees of $226,000 and $199,000 were paid to Ernst & Young LLP for professional services related to tax compliance and tax planning.

Audit-Related Fees

No audit-related services were provided by our independent registered public accounting firm for the years ended December 31, 2011 and 2010.

All Other Fees

No other fees were paid for the years ended December 31, 2011 and 2010.

During 2011, the Audit Committee approved all the types of audit and permitted non-audit services which our independent auditors were to perform during the year, as required under applicable law and the cap on fees for each of these categories. The Audit Committee’s current practice is to consider for pre-approval annually all categories of audit and permitted non-audit services proposed to be provided by our independent auditors for a fiscal year. Pre-approval of tax services requires that the principal independent auditor provide the Audit Committee with written documentation of the scope and fee structure of the proposed tax services and discuss with the Audit Committee the potential effects, if any, of providing such services on the independent auditor’s independence. The Audit Committee will also consider for pre-approval annually the maximum amount of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. The Audit Committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for services that need to be addressed between Audit Committee meetings. The Audit Committee is then informed of these pre-approval decisions, if any, at the next meeting of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements are included in Part II, Item 8 of this report:

		Page
1.	Financial Statements.
	El Paso Pipeline Partners, L.P.
	Reports of Independent Registered Public Accounting Firm	50
	Consolidated Statements of Income	52
	Consolidated Statements of Comprehensive Income	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Cash Flows	55
	Consolidated Statements of Partners’ Capital	56
	Notes to Consolidated Financial Statements	57

2.	Financial Statement Schedules.
	Schedule II – Valuation and Qualifying Accounts	82

3.	and (b). Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Pipeline Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2012.

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
James C. Yardley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of El Paso Pipeline Partners, L.P. and in the capacities with El Paso Pipeline GP Company, L.L.C., its General Partner, and on the dates indicated:

Signature	Title	Date

/s/ James C. Yardley James C. Yardley	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ John R. Sult John R. Sult	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2012

/s/ Rosa P. Jackson Rosa P. Jackson	Vice President and Controller (Principal Accounting Officer)	February 27, 2012

/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr.	Chairman of the Board and Director	February 27, 2012

/s/ Douglas L. Foshee Douglas L. Foshee	Director	February 27, 2012

/s/ D. Mark Leland D. Mark Leland	Director	February 27, 2012

/s/ Arthur C. Reichstetter Arthur C. Reichstetter	Director	February 27, 2012

/s/ William A. Smith William A. Smith	Director	February 27, 2012

EL PASO PIPELINE PARTNERS, L.P.

EXHIBIT INDEX

December 31, 2011

Each exhibit identified below is filed as part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement.

EXHIBIT LIST

Exhibit Number	Description
2.A#	Contribution Agreement dated March 24, 2010 by and among El Paso Corporation, El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K File No. (001-33825) filed with the SEC on March 25, 2010).

2.B	Contribution Agreement dated June 17, 2010, by and among El Paso Pipeline Partners, L.P., El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on June 22, 2010).

3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K, filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

Exhibit Number	Description
4.A	Indenture dated June 1, 1987 between Southern Natural Gas Company and Wilmington Trust Company (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank), as Trustee (Exhibit 4.A to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); First Supplemental Indenture, dated as of September 30, 1997, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.1 to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Second Supplemental Indenture dated as of February 13, 2001, between Southern Natural Gas Company and the Trustee (Exhibit 4.A.2 to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007); Third Supplemental Indenture dated as of March 26, 2007 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007); Fourth Supplemental Indenture dated as of May 4, 2007 among Southern Natural Gas Company, Wilmington Trust Company (solely with respect to certain portions thereof) and The Bank of New York Trust Company, N.A. (Exhibit 4.C to the Southern Natural Gas Company quarterly report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 8, 2007); Fifth Supplemental Indenture dated October 15, 2007 by and among SNG, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on October 16, 2007); Sixth Supplemental Indenture dated November 1, 2007 by and among Southern Natural Gas Company, Southern Natural Issuing Corporation, Wilmington Trust Company, as trustee, and The Bank of New York Trust Company, N.A., as series trustee, to Indenture dated as of June 1, 1987 (Exhibit 4.A to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on November 7, 2007); Seventh Supplemental Indenture dated as of June 7, 2011, among the Issuers and Wilmington Trust Company, as trustee (including the form of 4.40% Note due 2021) (incorporated by reference to Exhibit 4.1 to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on June 9, 2011).

4.B	Form of 5.90% Note due 2017 (included as Exhibit A to Exhibit 4.A of the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on March 28, 2007).

4.C	Indenture dated as of March 5, 2003 between Southern Natural Gas Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.C to the Southern Natural Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

4.D	Registration Rights Agreement, dated as of June 7, 2011, among the Issuers and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on June 9, 2011).

Exhibit Number	Description
4.E	Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A. (successor to Harris Trust and Savings Bank), as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); First Supplemental Indenture dated as of June 27, 1997, between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.1 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Second Supplemental Indenture dated as of March 9, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.2 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Third Supplemental Indenture dated as of November 1, 2005 between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A.3 to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010); Fourth Supplemental Indenture dated October 15, 2007 by and between Colorado Interstate Gas Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on October 16, 2007); Fifth Supplemental Indenture dated November 1, 2007 by and among Colorado Interstate Gas Company, Colorado Interstate Issuing Corporation, and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.A to the Colorado Interstate Gas Company Current Report on Form 8-K filed with the SEC on November 7, 2007).

4.F	Indenture, dated March 30, 2010, between El Paso Pipeline Partners Operating Company, L.L.C. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

4.G	First Supplemental Indenture, dated March 30, 2010, by and among El Paso Pipeline Partners Operating Company, L.L.C., El Paso Pipeline Partners, L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

4.H	Second Supplemental Indenture, dated November 19, 2010, by and among El Paso Pipeline Partners Operating Company, L.L.C., El Paso Pipeline Partners, L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

4.I	Third Supplemental Indenture, dated as of September 20, 2011, by and among El Paso Pipeline Partners Operating Company, L.L.C, El Paso Pipeline Partners, L.P. and HSBC Bank USA, National Association (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the SEC on September 23, 2011).

10.A	Credit Agreement dated as of May 27, 2011, among El Paso Pipeline Partners Operating Company, L.L.C. and Wyoming Interstate Company, L.L.C., as borrowers, El Paso Pipeline Partners, L.P., as parent guarantor, and the lenders and agents identified therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 3, 2011).

10.B	Omnibus Agreement, dated November 21, 2007, among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Colorado Interstate Gas Company, Southern Natural Gas Company and El Paso Corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.C	Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C. dated August 31, 2011 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 7, 2011).

10.D	First Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C, dated February 14, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 16, 2012).

10.E	First Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C., dated August 1, 2011 (incorporated by reference to Exhibit 10.F of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 8, 2011).

Exhibit Number	Description
*10.F	Second Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C. dated February 14, 2012.
+10.G	Long-Term Incentive Plan of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 28, 2007).

10.H	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1).

10.I	Form of Master Services Agreement by and between Colorado Interstate Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company, El Paso Natural Gas Company and CIG Pipeline Services Company L.L.C. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1).

10.J	Form of Master Services Agreement by and between Southern Natural Gas Company and El Paso Corporation, Tennessee Gas Pipeline Company and SNG Pipeline Services Company, L.L.C. (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1).

10.K	Note Purchase Agreement, dated September 30, 2008, by and among El Paso Pipeline Partners, L.P., as guarantor, El Paso Pipeline Partners Operating Company, L.L.C., as issuer, and the insurance companies and financial institutions named therein as parties thereto (incorporated by reference to Exhibit 10.M to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.L	No-Notice Storage and Transportation Delivery Service Agreement Rate Schedule NNT-1, dated October 1, 2001, between Colorado Interstate Gas Company and Public Service Company of Colorado (Exhibit 10.A to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.M	Lease Agreement dated December 17, 2008, and effective on November 1, 2008, by and between WYCO Development LLC, a Colorado limited liability company, and Colorado Interstate Gas Company, a Delaware corporation (Exhibit 10.C to the Colorado Interstate Gas Company Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010).

10.N	Contribution, Conveyance and Assumption Agreement by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline Holdings, L.L.C., El Paso Pipeline GP Company, L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.O	Second Amended and Restated Limited Liability Company Agreement of El Paso Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.P	Third Amended and Restated Limited Liability Company Agreement of El Paso Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

10.Q	Amended and Restated Limited Liability Company Agreement of Southern LNG Company, L.L.C. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on April 5, 2010).

10.R	Second Amended and Restated Limited Liability Company Agreement of Southern LNG Company, L.L.C. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

Exhibit Number	Description
10.S	Firm Transportation Service Agreement under Rate Schedule FTS, dated October 5, 2007, between Elba Express Company and Shell NA LNG LLC (incorporated by reference to Exhibit 10.A of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.T	Guaranty dated April 1, 2010, by Shell Oil Company, in favor of Elba Express Company, L.L.C. (incorporated by reference to Exhibit 10.B of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.U	Service Agreement under Rate Schedule LNG-3 dated October 5, 2007, between Southern LNG Inc. and Shell NA LNG LLC (incorporated by reference to Exhibit 10.C of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.V	Guaranty dated April 1, 2010, by Shell Oil Company, in favor of Southern LNG Company, L.L.C. (incorporated by reference to Exhibit 10.D of our Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010).

10.W	Contribution, Conveyance and Assumption Agreement dated June 23, 2010, by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 28, 2010).

10.X	Contribution, Conveyance and Assumption Agreement dated June 30, 2010, by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 2, 2010).

10.Y	Contribution Agreement dated November 12, 2010 by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, El Paso Elba Express Company, L.L.C., Southern LNG Company, L.L.C., Southern Natural Gas Company, El Paso SNG Holding Company, L.L.C. and EPPP SNG GP Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

10.Z^	Contribution, Conveyance and Assumption Agreement dated November 19, 2010 by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Elba Express Company, L.L.C., El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern LNG Company, L.L.C., Southern Natural Gas Company, El Paso Pipeline GP Company, L.L.C. and El Paso Corporation. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on November 24, 2010).

10.AA	Contribution Agreement dated March 4, 2011 by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso Corporation, Southern Natural Gas Company, El Paso SNG Holding Company, L.L.C. and EPPP SNG GP Holdings, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on March 17, 2011).

10.BB	Contribution, Conveyance and Assumption Agreement by and among El Paso Pipeline Partners, L.P. El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on March 17, 2011).

Exhibit Number	Description
10.CC	Contribution Agreement dated June 29, 2011, by and among El Paso Corporation, El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, EPPP CIG GP Holdings, L.L.C., El Paso Pipeline Partners, L.P., and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on July 6, 2011).

10.DD	Contribution, Conveyance and Assumption Agreement dated June 29, 2011, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C., El Paso SNG Holding Company, L.L.C., EPPP SNG GP Holdings, L.L.C., Southern Natural Gas Company, El Paso Noric Investments III, L.L.C., EPPP CIG GP Holdings, L.L.C., El Paso CNG Company. L.L.C. and El Paso Corporation (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on July 6, 2011).

10.EE	Purchase Agreement, dated as of June 2, 2011, among the Issuers, EPP SNG GP Holdings L.L.C., El Paso SNG Holding Company, L.L.C. and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 the Southern Natural Gas Company Current Report on Form 8-K filed with the SEC on June 9, 2011).

*12	Ratio of Earnings to Fixed Charges

*21	List of subsidiaries of El Paso Pipeline Partners, L.P.

*23.A	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.I NS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

#	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.
^	Confidential information has been omitted from this exhibit and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.