Form 10-Q
period 2012-03-31
El Paso Pipeline Partners, L.P.
filed 2012-05-04
CIK 1410838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 205,698,750 Common Units and 4,197,822 General Partner Units outstanding as of May 2, 2012.

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

When we refer to “us,” “we,” “our,” “ours,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per unit amounts)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Operating revenues	$363	$366
Operating expenses
Operation and maintenance	95	92
Depreciation and amortization	43	41
Taxes, other than income taxes	19	17

	157	150

Operating income	206	216
Earnings from unconsolidated affiliates	3	4
Other income, net	2	2
Interest and debt expense, net	(69)	(59)

Net income	142	163
Net income attributable to noncontrolling interests	(7)	(48)

Net income attributable to El Paso Pipeline Partners, L.P.	135	115

Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted:
Common units	$0.54	$0.57

Other comprehensive income
Unrealized actuarial gains on postretirement benefit obligations	—	—

Comprehensive income	142	163
Comprehensive income attributable to noncontrolling interests	(7)	(48)

Comprehensive income attributable to El Paso Pipeline Partners, L.P.	$135	$115

See accompanying notes.

EL PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except units)

(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$156	$105
Accounts and notes receivable
Customer, net of allowance	40	41
Affiliates	8	7
Other	39	46
Materials and supplies	33	32
Assets held for sale	50	50
Other	24	25

Total current assets	350	306

Property, plant and equipment, at cost	7,822	7,814
Less accumulated depreciation and amortization	2,137	2,124

Total property, plant and equipment, net	5,685	5,690

Other long-term assets
Investments in unconsolidated affiliates	71	71
Regulatory assets	140	150
Other	81	80

	292	301

Total assets	$6,327	$6,297

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities
Accounts payable
Trade	$42	$49
Affiliates	32	44
Other	23	24
Short-term financing obligations, including current maturities	65	65
Taxes payable	38	30
Accrued interest	81	50
Other	46	50

Total current liabilities	327	312

Other long-term liabilities
Long-term debt and other financing obligations, less current maturities	3,864	3,865
Other	68	66

	3,932	3,931

Commitments and contingencies (Note 7)
Partners’ capital
El Paso Pipeline Partners, L.P. partners’ capital
Common units (205,698,750 and 205,698,750 units issued and outstanding at March 31, 2012 and December 31, 2011)	3,986	3,977
General partner units (4,197,822 and 4,197,822 units issued and outstanding at March 31, 2012 and December 31, 2011)	(2,045)	(2,047)
Accumulated other comprehensive income	8	8

Total El Paso Pipeline Partners, L.P. partners’ capital	1,949	1,938
Noncontrolling interests	119	116

Total partners’ capital	2,068	2,054

Total liabilities and partners’ capital	$6,327	$6,297

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$142	$163
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	43	41
Earnings from unconsolidated affiliates, adjusted for cash distributions	—	(3)
Other non-cash income items	1	4
Asset and liability changes	22	26

Net cash provided by operating activities	208	231

Cash flows from investing activities
Capital expenditures	(26)	(68)
Other	(2)	2

Net cash used in investing activities	(28)	(66)

Cash flows from financing activities
Net proceeds from issuance of common and general partner units	—	467
Net proceeds from issuance of long-term debt	—	215
Payments to retire long-term debt, including capital lease obligations	(1)	(108)
Cash distributions to unitholders and general partner	(124)	(86)
Cash distributions to El Paso	(5)	(37)
Cash contributions from El Paso	1	18
Cash paid to acquire additional interest in SNG	—	(667)

Net cash used in financing activities	(129)	(198)

Net change in cash and cash equivalents	51	(33)
Cash and cash equivalents
Beginning of period	105	69

End of period	$156	$36

See accompanying notes.

El PASO PIPELINE PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In millions)

(Unaudited)

	Limited Partners		General Partner	Accumulated Other Comprehensive Income	Total EPB Partners’ Capital	Noncontrolling Interests	Total Partners’ Capital
	Common	Subordinated
Balance at December 31, 2010	$2,686	$307	$(1,564)	$—	$1,429	$981	$2,410
Net income	103	—	12	—	115	48	163
Conversion of subordinated units to common units	307	(307)	—	—	—	—	—
Issuance of common and general partner units, net of issuance costs	457	—	10	—	467	—	467
Cash distributions to unitholders and general partner	(78)	—	(8)	—	(86)	—	(86)
Cash distributions to El Paso	—	—	—	—	—	(37)	(37)
Cash contributions from El Paso	—	—	—	—	—	18	18
Cash paid to acquire additional interest in SNG	—	—	(667)	—	(667)	—	(667)
Acquisition of additional 25% interest in SNG	—	—	416	—	416	(416)	—
Other	—	—	1	—	1	(1)	—

Balance at March 31, 2011	$3,475	$—	$(1,800)	$—	$1,675	$593	$2.268

Balance at December 31, 2011	$3,977	$—	$(2,047)	$8	$1,938	$116	$2,054
Net income	111	—	24	—	135	7	142
Cash distributions to unitholders and general partner	(103)	—	(21)	—	(124)	—	(124)
Cash distributions to El Paso	—	—	—	—	—	(5)	(5)
Cash contributions from El Paso	—	—	—	—	—	1	1
Other	1	—	(1)	—	—	—	—

Balance at March 31, 2012	$3,986	$—	$(2,045)	$8	$1,949	$119	$2,068

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

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). As an interim period filing presented using a condensed format, it does not include all the disclosures required by U.S. GAAP, and should be read along with our 2011 Annual Report on Form 10-K. The financial statements as of March 31, 2012, and for the quarters ended March 31, 2012 and 2011 are unaudited. The condensed consolidated balance sheet as of December 31, 2011, was derived from the audited balance sheet filed in our 2011 Annual Report on Form 10-K. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation, none of which impacted our reported net income, partners’ capital or cash flows from operating activities. In our opinion, we have made adjustments, all of which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our operating results for the entire year. Our disclosures in this Form 10-Q are an update to those provided in our 2011 Annual Report on Form 10-K.

El Paso’s Proposed Merger with Kinder Morgan, Inc.

In October 2011, El Paso entered into a definitive agreement (the “merger agreement”) with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. Additionally, on May 1, 2012, KMI announced that it received approval from the Federal Trade Commission for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals. We conduct our business in the ordinary course, in all material respects, in substantially the same manner as conducted prior to the date of the merger agreement, subject to certain conditions and restrictions. The most substantial conditions and restrictions are a limitation on the size of quarterly distribution increases and approval from KMI of asset drop downs from El Paso to us.

Significant Accounting Policies

There were no changes in the significant accounting policies as described in our 2011 Annual Report on Form 10-K and no significant accounting pronouncements issued but not yet adopted as of March 31, 2012.

2. Acquisition

Acquisition of Additional Interest in SNG. In March 2011, we acquired an additional 25 percent interest in SNG from El Paso for $667 million in cash. We financed the acquisition through (i) net proceeds of $467 million from our March 2011 public offering of common units and related issuance of general partner units to El Paso (see Note 3) and (ii) $200 million borrowings under our revolving credit facility (see Note 5). This transaction was for the acquisition of an additional interest in an already consolidated entity, thus was accounted for on a prospective basis. Accordingly, we have decreased our historical noncontrolling interest in SNG by $416 million and reflected the amount as an increase to general partner’s capital. We have reflected El Paso’s 40 percent interest in SNG as a noncontrolling interest in our financial statements through March 13, 2011 and 15 percent until the acquisition of the remaining interest in June 2011.

3. Partners’ Capital

In March 2011, we publicly issued 13,800,000 common units and issued 281,725 general partner units to El Paso for net proceeds of $467 million. The net proceeds from this offering were used as partial consideration to fund the acquisition of an additional 25 percent interest in SNG (see Note 2).

As of March 31, 2012, El Paso owns a 42 percent limited partner interest in us and retains its two percent general partner interest in us and all of our incentive distribution rights (IDRs).

4. Earnings Per Unit and Cash Distributions

Earnings per unit. Earnings per unit is calculated based on distributions declared to our unitholders, including distributions related to the IDRs for the related reporting period. To the extent net income attributable to EPB exceeds cash distributions, the excess is allocated to unitholders and the holder of IDRs based on their contractual participation rights to share those earnings. If cash distributions exceed net income attributable to EPB, the excess distributions are allocated proportionately to all participating units outstanding based on their respective ownership percentages. Additionally, the calculation of earnings per unit does not reflect an allocation of undistributed earnings to the IDR holder beyond amounts distributable under the terms of the partnership agreement. Payments made to our unitholders are determined in relation to actual declared distributions and are not based on the net income allocations used in the calculation of earnings per unit.

Net income attributable to EPB per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to EPB by the weighted average number of limited partner units outstanding. Diluted earnings per limited partner unit reflects the potential dilution that could occur if securities or other agreements to issue common units were exercised, settled or converted into common units. For the quarters ended March 31, 2012 and 2011, the dilutive, restricted units outstanding were immaterial.

The tables below show the (i) allocation of net income attributable to EPB and the (ii) net income attributable to EPB per limited partner unit based on the number of basic and diluted limited partner units outstanding for the quarters ended March 31, 2012 and 2011.

Allocation of Net Income Attributable to El Paso Pipeline Partners, L.P.

	Quarter Ended March 31,
	2012	2011
	(In millions)
Net income attributable to El Paso Pipeline Partners, L.P.	$135	$115
Less: General partner’s interest (2% allocation) in net income attributable to El Paso Pipeline Partners, L.P.	(3)	(2)
General partner’s incentive distribution	(21)	(10)

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$111	$103

Net Income Attributable to El Paso Pipeline Partners, L.P. per Limited Partner Unit

	Quarter Ended March 31,
	2012	2011
	(In millions, except for per unit amounts)
Distributions (1)	$105	$88
Undistributed earnings	6	15

Limited partners’ interest in net income attributable to El Paso Pipeline Partners, L.P.	$111	$103

Weighted average limited partner units outstanding — Basic and Diluted	205.7	179.9
Net income attributable to El Paso Pipeline Partners, L.P. per limited partner unit — Basic and Diluted	$0.54	$0.57

(1)	Reflects distributions declared to our unitholders of $0.51 per unit and $0.46 per unit for the quarters ended March 31, 2012 and 2011.

Cash Distributions to Unitholders. Our common unitholders and general partner are entitled to receive quarterly distributions of available cash as defined in our partnership agreement. The table below shows the quarterly distributions to our common unitholders and general partner (in millions, except for per unit amounts):

Quarter Ended March 31,	Total Quarterly Distribution Per Unit	Total Cash Distribution	Date of Declaration	Date of Distribution
2012	$0.51	$128	April 2012	May 2012
2011	0.46	100	April 2011	May 2011

The distribution for the quarter ended March 31, 2012 will be paid to all outstanding common units on May 15, 2012 to unitholders of record at the close of business on May 1, 2012.

Incentive distribution rights. All of our IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the quarter ended March 31, 2012, our general partner will receive incentive distributions of $21 million in accordance with the partnership agreement for the first quarter of 2012. For a further discussion of our IDRs, see our 2011 Annual Report on Form 10-K.

5. Long-Term Debt and Other Financing Obligations

	March 31, 2012	December 31, 2011
	(In millions)
Short-term financing obligations, including current maturities	$65	$65
Long-term debt and other financing obligations	3,864	3,865

Total	$3,929	$3,930

Credit Facility. In March 2011, we borrowed from our revolving credit facility as partial consideration to fund the acquisition of an additional 25 percent interest in SNG (see Note 2). As of March 31, 2012, we had no outstanding balance under our revolving credit facility and our remaining availability under this facility was $1.0 billion.

EPB’s Other Debt Obligations. El Paso Pipeline Partners Operating Company, L.L.C.’s (EPPOC) senior notes are guaranteed fully and unconditionally by its parent, EPB. EPPOC is a wholly owned subsidiary of EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express and SNG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt, are less than three percent of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.

As of March 31, 2012, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our 2011 Annual Report on Form 10-K.

6. Financial Instruments

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term financing obligations, including current maturities	$3,929	$4,318	$3,930	$4,329

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the fair value. We estimated the fair values of our long term debt and other financing obligations primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. As of March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, short-term borrowings and accounts receivable and payable represent fair value based on the short-term nature of these instruments.

7. Commitments and Contingencies

Legal Proceedings

Brinckerhoff Lawsuits. In December 2011 and March 2012, derivative lawsuits were filed against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB and the directors of the general partner. The lawsuits arise from the March 2010 and November 2010 drop down transactions involving EPB’s purchase of SLNG, Elba Express and SNG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Our general partner believes these actions are without merit and intends to defend against them vigorously.

We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of March 31, 2012, we had approximately $2 million accrued for our outstanding legal proceedings.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At March 31, 2012, our accrual was approximately $9 million for environmental matters. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related environmental legal costs. Our accrual includes $6 million for environmental contingencies related to properties CIG previously owned.

Our estimates of potential liability range from approximately $9 million to approximately $31 million. Our recorded environmental liabilities reflect our current estimates of amounts we will expend on remediation projects in various stages of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

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

For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $3 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $7 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the U.S. Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. We are still evaluating the regulations and its impact on our operations and our financial results.

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

Other Commitment

Letter of Credit. During 2009, SNG entered into a $57 million letter of credit associated with estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, the value of the letter of credit is reduced. At March 31, 2012, the letter of credit has been reduced to approximately $8 million.

8. Accounts Receivable Sales Program

We currently participate in accounts receivable sales programs where we sell receivables in their entirety to a third party financial institution (through wholly-owned special purpose entities). The existing programs are scheduled to terminate on May 29, 2012; however, we are evaluating options to extend the programs. The sale of these accounts receivable (which are short-term assets that generally settle within 60 days) qualify for sale accounting. The third party financial institution involved in these accounts receivable sales programs acquires interests in various financial assets and issues commercial paper to fund those acquisitions. We do not consolidate the third party financial institution because we do not have the power to control, direct or exert significant influence over its overall activities since our receivables do not comprise a significant portion of its operations.

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

	Quarter Ended March 31,
	2012	2011
	(In millions)
Accounts receivable sold to the third-party financial institution(1)	$262	$275
Cash received for accounts receivable sold under the programs	150	159
Deferred purchase price related to accounts receivable sold	112	116
Cash received related to the deferred purchase price	119	120

(1)	During the quarters ended March 31, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

	March 31, 2012	December 31, 2011

	(In millions)
Accounts receivable sold and held by third-party financial institution	$86	$96
Uncollected deferred purchase price related to accounts receivable sold (1)	38	45

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets, a level 2 fair value measurement.

The deferred purchase price related to the accounts receivable sold is reflected as other accounts receivable on our balance sheet. Because the cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short term nature, we reflect all cash flows under the accounts receivable sales programs as operating cash flows on our statement of cash flows. Under the accounts receivable sales programs, we service the underlying receivables for a fee. The fair value of these servicing agreements, as well as the fees earned, were not material to our financial statements for the quarters ended March 31, 2012 and 2011.

9. Investments in Unconsolidated Affiliates and Transactions with Affiliates

Investments in Unconsolidated Affiliates

WYCO and Bear Creek. CIG has a 50 percent investment in WYCO Development LLC (WYCO). CIG has other financing obligations payable to WYCO totaling $175 million and $177 million as of March 31, 2012 and December 31, 2011, respectively. SNG owns a 50 percent ownership interest in Bear Creek Storage Company, L.L.C (Bear Creek), a joint venture with Tennessee Gas Pipeline Company, L.L.C., an affiliate. For the quarters ended March 31, 2012 and 2011, SNG received $3 million and $1 million, respectively, in cash distributions from Bear Creek. We account for the investments in WYCO and Bear Creek using the equity method of accounting. The information below related to our unconsolidated affiliates reflects our net investment and earnings recorded from these investments.

Net Investment and Earnings

	Investments		Earnings from Unconsolidated Affiliates
	March 31, 2012	December 31, 2011	Quarter Ended March 31,
			2012	2011
	(In millions)		(In millions)
WYCO	$14	$14	$—	$—
Bear Creek	57	57	3	4

Total	$71	$71	$3	$4

Transactions with Affiliates

CIG Cash Distributions to El Paso. CIG makes quarterly distributions to its owners. We have reflected 42 percent of CIG’s distributions paid to El Paso through June 2011 and 14 percent thereafter as distributions to its noncontrolling interest holder.

SNG Cash Distributions to El Paso. SNG makes quarterly distributions to its owners. We have reflected 15 percent of SNG’s distributions paid to El Paso during the first quarter of 2011 as distributions to its noncontrolling interest holder. Subsequent to the June 2011 acquisition, SNG became a wholly owned subsidiary of EPB.

The following table summarizes the cash distributions paid to El Paso:

	Quarter Ended March 31,
	2012	2011
	(In millions)
Distributions to El Paso CIG distributions to noncontrolling interest holder	$5	$18
SNG distributions to noncontrolling interest holder	—	19

Total cash distributions to El Paso	$5	$37

Other Contributions. In January 2011, El Paso made capital contributions of $8 million and $10 million to CIG and SNG, respectively, to fund their share of expansion project expenditures for the fourth quarter of 2010. In January 2012, El Paso made capital contributions of $1 million to CIG to fund its share of expansion project expenditures for the fourth quarter of 2011.

Note Payable with Affiliate. We have a note payable to El Paso recorded as short-term financing obligations, including current maturities on our balance sheet with $10 million outstanding at March 31, 2012 and December 31, 2011. This note payable is expected to mature in September 2012.

Other Affiliate Balances. As of March 31, 2012 and December 31, 2011, we had accounts receivable with affiliates arising in the ordinary course of business of $8 million and $7 million, respectively. In addition, as of March 31, 2012 and December 31, 2011, we had net contractual gas imbalance and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business of approximately $32 million and $44 million, respectively. We also had contractual deposits from affiliates of $9 million in each period included in other current liabilities on our balance sheets as of March 31, 2012 and December 31, 2011.

Affiliate Revenues and Expenses. We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Annual Report on Form 10-K. The following table shows overall revenues, expenses and reimbursements from our affiliates:

	Quarter Ended March 31,
	2012	2011
	(In millions)
Operating revenues	$6	$6
Operating expenses	56	55
Reimbursement of operating expenses	2	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and should be read in conjunction with information disclosed in our 2011 Annual Report on Form 10-K, and our financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview and Outlook

During the quarter ended March 31, 2012, we continued to focus on delivering on our remaining expansion projects. Our future growth is expected through organic expansion opportunities and through strategic asset acquisitions from third parties, El Paso Corporation (El Paso) or both. For further discussion of our expansion projects, see our 2011 Annual Report on Form 10-K.

Earnings before interest expense and income taxes (EBIT) for the first quarter of 2012 were up 17 percent over the same period in 2011 primarily driven by the acquisition of incremental interests in CIG and SNG and the completion of organic growth projects in 2011, partially offset by lower revenues due to nonrenewal and restructuring of expiring contracts and higher operating expenses. As of March 31, 2012, approximately 93 percent of our revenues are collected in the form of demand or reservation charges, which are not dependent upon commodity prices or throughput levels. This coupled with the diversity of our systems, helps mitigate against risk of changes in throughput and ongoing shifts in supply and demand.

As of March 31, 2012, we had approximately $1.2 billion of liquidity, consisting of $1.0 billion of available borrowing capacity under our credit facility and $156 million of cash on hand. We expect our available liquidity and operating cash flows in 2012 to be sufficient to fund our estimated 2012 capital program, meet operational needs and pay distributions. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements. For a further discussion, see Liquidity and Capital Resources.

In October 2011, El Paso entered into a definitive agreement (the “merger agreement”) with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. In March 2012, both El Paso’s and KMI’s stockholders approved the merger agreement and a series of transactions to effectuate the merger. Additionally, on May 1, 2012, KMI announced that it received approval from the Federal Trade Commission for the merger, subject to the previously announced divestiture of certain assets. The completion of the merger transactions is expected by the end of May 2012, subject to other remaining closing conditions and regulatory approvals.

We conduct our business in the ordinary course, in all material respects, in substantially the same manner as conducted prior to the date of the merger agreement, subject to certain conditions and restrictions. The most substantial conditions and restrictions are a limitation on the size of quarterly distribution increases and approval from KMI of asset drop downs from El Paso to us.

In April 2012, we received a proposal from El Paso to purchase the remaining 14 percent interest in CIG and a 100 percent interest in Cheyenne Plains Investment Company, L.L.C., which owns Cheyenne Plains Gas Pipeline Company, L.L.C. The proposal is subject to approval by EPB’s Board of Directors. If approved, the transaction is expected to close contemporaneously with KMI’s acquisition of El Paso and be immediately accretive to our distributable cash flow. Also, in April 2012, KMI announced, subject to the completion of the merger with El Paso, that it expects to drop down all of El Paso’s interest in Tennessee Gas Pipeline Company, L.L.C. and a portion of El Paso’s interest in El Paso Natural Gas Company to Kinder Morgan Energy Partners, L.P., a consolidated subsidiary of KMI, during the third quarter of 2012.

Results of Operations

Our management uses EBIT as a measure to assess the operating results and effectiveness of our business, which consists of both consolidated operations and investments in unconsolidated affiliates. We believe EBIT is useful to our investors to provide them with the same measure used by management to evaluate our performance so that investors may evaluate our operating results without regard to our financing methods or capital structure. We define EBIT as net income adjusted for interest and debt expense, net and net income attributable to noncontrolling interest. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below is a reconciliation of our EBIT to net income, our throughput volumes and an analysis and discussion of our operating results for the quarter ended March 31, 2012 compared to the same period in 2011.

Operating Results:

	Quarter Ended March 31,
	2012	2011
	(In millions, except for volumes)
Operating revenues	$363	$366
Operating expenses	157	150

Operating income	206	216
Earnings from unconsolidated affiliates	3	4
Other income, net	2	2

EBIT before adjustment for noncontrolling interests	211	222
Net income attributable to noncontrolling interests	(7)	(48)

EBIT	204	174
Interest and debt expense, net	(69)	(59)

Net income attributable to El Paso Pipeline Partners, L.P.	135	115
Net income attributable to noncontrolling interests	7	48

Net income	$142	$163

Throughput volumes (BBtu/d)(1)	7,525	7,146

(1)	Throughput volumes are presented for WIC, CIG and SNG only and exclude intrasegment volumes. The average volumes transported on Elba Express during the quarters ended March 31, 2011 and 2012 were not material.

Below is a discussion of factors impacting EBIT for the quarters ended March 31, 2012 and 2011.

	Variance
	Operating Revenue	Operating Expense	Other	Total
	Favorable/(Unfavorable)
	(In millions)
Expansions	$7	$(1)	$(1)	$5
Transportation revenues and expenses	(7)	(2)	—	(9)
Operational gas, revaluations and processing revenues	(2)	(2)	—	(4)
Other(1)	(1)	(2)	—	(3)

Total impact on EBIT before adjustment for noncontrolling interests	(3)	(7)	(1)	(11)
Net income attributable to noncontrolling interests	—	—	41	41

Total impact on EBIT	$(3)	$(7)	$40	$30

(1)	Consists of individually insignificant items.

Expansions. Our EBIT increased during the quarter ended March 31, 2012 as compared to the same period in 2011 primarily due to Phase II of SNG’s South System III expansion, which was placed in service in June 2011. This increase was driven by higher revenues partially offset by an increase in operating expenses and lower non-cash allowance for equity funds used during construction (AFUDC equity).

Transportation Revenues and Expenses. For the quarter ended March 31, 2012, we experienced lower revenues as a result of a $7 million decrease in reservation revenue on CIG, WIC and SNG primarily driven by the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates. Our CIG system also experienced $2 million lower usage and interruptible revenues when compared to 2011 due to a mild winter along the Front Range of the Rockies. Our WIC system experienced higher reservation revenue of $2 million which was largely offset by higher expenses as a result of increased third party capacity commitments.

Operational Gas, Revaluations and Processing Revenues. During 2012, we experienced $4 million of unfavorable gas balance revaluations on our SNG system due to lower prices and higher retained volumes in 2012 versus 2011. In addition, CIG experienced $3 million lower processing revenues in 2012 compared to 2011 due to decreased demand largely offset by lower expenses associated with the gas consumed in processing the liquids.

Net Income Attributable to Noncontrolling Interests. During the quarter ended March 31, 2012, our net income attributable to noncontrolling interests decreased as compared to the same period in 2011 primarily due to the acquisition of incremental interests in SNG and CIG in March and June 2011.

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

Interest and Debt Expense

Our interest and debt expense increased by $10 million during the quarter ended March 31, 2012 as compared to the same period in 2011 primarily due to higher average debt outstanding used to fund acquisitions and organic expansion projects. The increase in our average debt outstanding was attributable to the 2011 debt issuances of $500 million senior notes by EPPOC and $300 million by SNG as described in our 2011 Annual Report on Form 10-K. For a further discussion of these debt obligations, see Item 1, Financial Statements, Note 5. Long-Term Debt and Other Financing Obligations.

Distributable Cash Flow

We use the non-GAAP financial measure “Distributable Cash Flow” as it provides important information relating our financial operating performance to our cash distribution capability. Additionally, we use Distributable Cash Flow in setting forward expectations and in communications with the board of directors of our general partner. We define Distributable Cash Flow as Adjusted EBITDA less cash interest expense, net, maintenance capital expenditures and adjusted for other income and expenses, net, which primarily includes deferred revenue, AFUDC equity and other non-cash items. Adjusted EBITDA, which is also a non-GAAP financial measure, is defined as net income adjusted for (i) interest and debt expense, net of interest income, (ii) depreciation and amortization expense, (iii) the partnership’s share of distributions declared by unconsolidated affiliates for the applicable period, (iv) earnings from unconsolidated affiliates and (v) distributions declared by majority owned subsidiaries to El Paso for the applicable period.

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

Our Distributable Cash Flow was $170 million and $152 million for the quarters ended March 31, 2012 and 2011. The increase in Distributable Cash Flow in 2012 was primarily due to our increased ownership interest in CIG and SNG. The tables below provide our reconciliations of Distributable Cash Flow and Adjusted EBITDA for the quarters ended March 31, 2012 and 2011:

Reconciliation of Distributable Cash Flow to Net Income.

	Quarter Ended March 31,
	2012	2011
	(In millions)
Net income	$142	$163
Net income attributable to noncontrolling interests	(7)	(48)

Net income attributable to El Paso Pipeline Partners, L.P.	135	115
Add: Interest and debt expense, net	69	59

EBIT (1)	204	174
Add:
Depreciation and amortization	43	41
Distributions declared by unconsolidated affiliates	3	5
Net income attributable to noncontrolling interests	7	48
Less:
Earnings from unconsolidated affiliates	(3)	(4)
Declared distributions by majority owned subsidiaries to El Paso (2)	(8)	(34)

Adjusted EBITDA	246	230

Less:
Cash interest expense, net	(66)	(57)
Maintenance capital expenditures	(9)	(20)
Other, net (3)	(1)	(1)

Distributable Cash Flow	$170	$152

(1)	For a further discussion of our use of EBIT, see Results of Operations.
(2)	In 2012, declared distributions include $8 million from CIG. In 2011, declared distributions include $22 million from CIG and $12 million from SNG.
(3)	Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Reconciliation of Distributable Cash Flow to Net Cash Provided by Operating Activities.

	Quarter Ended March 31,
	2012	2011
	(In millions)
Net cash provided by operating activities	$208	$231
Interest and debt expense, net	69	59
Declared distributions by majority-owned subsidiaries to El Paso (1)	(8)	(34)
Changes in working capital and other	(23)	(26)

Adjusted EBITDA	246	230

Less:
Cash interest expense, net	(66)	(57)
Maintenance capital expenditures	(9)	(20)
Other, net (2)	(1)	(1)

Distributable Cash Flow	$170	$152

(1)	In 2012, declared distributions include $8 million from CIG. In 2011, declared distributions include $22 million from CIG and $12 million from SNG.
(2)	Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item 1, Financial Statements, Note 7. Commitments and Contingencies, which is incorporated herein by reference and our 2011 Annual Report on Form 10-K.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from operations and funds obtained through long term financing activities and bank credit facilities. We do not typically rely on short-term borrowings to fulfill our liquidity needs. Our primary uses of cash are funding capital expenditure programs, meeting operational needs and paying distributions.

Available Liquidity and Liquidity Outlook for 2012. Our primary sources of cash and uses of cash are consistent with those described in our 2011 Form 10-K. As of March 31, 2012, we had approximately $1.2 billion of liquidity consisting of $1.0 billion of availability under our revolving credit facility and $156 million of cash on hand. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. For a further discussion of our revolving credit facility, see Item 1. Financial Statements, Note 5. Long Term Debt and Other Financing Obligations.

Our cash capital expenditures for the quarter ended March 31, 2012 and the amount of cash we expect to spend for the remainder of 2012 to grow and maintain our businesses are as follows:

	Quarter Ended March 31, 2012	2012 Remaining	Total
	(In millions)
Maintenance	$9	$75	$84
Growth	17	35	52

Total	$26	$110	$136

Our growth capital is primarily for Phase III of SNG’s South System III expansion which is expected to be placed in service in June 2012. We expect our current liquidity and operating cash flow to be sufficient to fund our estimated 2012 capital program.

We continue to evaluate additional growth opportunities around our well-positioned assets. While we expect to fund maintenance capital expenditures through internally generated funds, we intend to fund our growth capital projects through borrowings under our credit facility and capital contributions from our partner in CIG. We have $65 million of current debt maturities consisting of $55 million of senior notes and other financing obligations and a $10 million affiliate note payable to El Paso. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.

Our future plans may also be impacted by the completion of KMI’s announced acquisition of El Paso. As a result of our current available liquidity under our revolving credit facility together with our access to the capital markets, we believe we are well positioned to meet our obligations, as well as the April 2012 announced proposal, if approved, to purchase the remaining 14 percent interest in CIG and a 100 percent interest in Cheyenne Plains Investment Company, L.L.C.

Overview of Cash Flow Activities. Our cash flows for the quarter ended March 31, 2012 are summarized as follows:

2012
(In millions)
Cash Flow from Operations
Net income	$142
Non-cash income adjustments	44
Change in assets and liabilities	22

Total cash flow from operations	$208

Other Cash Inflows
Financing activities
Cash contributions from El Paso	$1

Total other cash inflows	$1

Cash Outflows
Investing activities
Capital expenditures	$(26)
Other	(2)

(28)

Financing activities
Payments to retire long-term debt, including capital lease obligations	$(1)
Cash distributions to unitholders and general partner	(124)
Cash distributions to El Paso	(5)

(130)

Total cash outflows	$(158)

Net change in cash and cash equivalents	$51

For the quarter ended March 31, 2012, we generated cash flow from operations of $208 million compared with $231 million in the same period in 2011. Our operating cash flow in 2012 decreased as compared to 2011 primarily due to lower transportation revenue driven by nonrenewal and restructuring of expiring contracts in the southeast U.S. and Rockies regions and higher operating expenses.

During 2012, we utilized our cash inflows to pay distributions, including the CIG distributions to El Paso of its share of available cash and to fund maintenance and growth projects. We made cash distributions to our unitholders of $124 million during the quarter ended March 31, 2012 compared with $86 million in the same period in 2011, reflecting a greater number of partnership units outstanding and an increase in our cash distribution per unit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of our general partner, as to the effectiveness, design and operation of our disclosure controls and procedures. This evaluation considered the various processes carried out under the direction of El Paso’s disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is accurate, complete and timely. Our management, including the CEO and CFO of our general partner, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the CEO and CFO of our general partner have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Item 1, Financial Statements, Note 7. Commitments and Contingencies, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3. Legal Proceedings of our 2011 Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2011 Annual Report on Form 10-K under Part I, Item 1A. Risk Factors. There have been no material changes in our risk factors since that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

EL PASO PIPELINE PARTNERS, L.P.

	By:	El Paso Pipeline GP Company, L.L.C.,
its General Partner

Date: May 4, 2012	By:	/s/ John R. Sult
John R. Sult Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2012	By:	/s/ Rosa P. Jackson
Rosa P. Jackson Vice President and Controller (Principal Accounting Officer)

EL PASO PIPELINE PARTNERS, L.P.

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

3.A	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.B	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.C	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.D	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

10.A	First Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C., dated February 14, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 17, 2012).

10.B	Second Amended and Restated Limited Liability Company Agreement of Southern Natural Gas Company, L.L.C., dated February 14, 2012 (incorporated by reference to Exhibit 10.F to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).

*12	Ratio of Earnings to Fixed Charges

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*101.LAB	XBRL Labels Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document