Form 10-Q
period 2012-06-30
El Paso Pipeline Partners, L.P.
filed 2012-08-03
CIK 1410838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to                     .

Commission File Number 1-33825

EL PASO PIPELINE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	26-0789784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: 713-369-9000

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

There were 207,619,501 Common Units and 4,237,021 General Partner Units outstanding as of July 26, 2012.

EL PASO PIPELINE PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

EL PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In Millions Except Per Unit Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
Revenues	$367	$383	$757	$777

Operating Costs, Expenses and Other
Operations and maintenance	127	106	227	202
Depreciation and amortization	45	45	91	90
Taxes, other than income taxes	22	21	44	42

Total Operating Costs, Expenses and Other	194	172	362	334

Operating Income	173	211	395	443

Other Income (Expense)
Earnings from equity investments	4	4	7	8
Other income, net	—	1	2	3
Interest expense, net	(72)	(63)	(144)	(125)

Total Other Income (Expense)	(68)	(58)	(135)	(114)

Net Income	105	153	260	329

Net Income Attributable to Noncontrolling Interests	(4)	(27)	(10)	(80)

Net Income Attributable to El Paso Pipeline Partners, L.P.	$101	$126	$250	$249

Calculation of Limited Partners’ Interest in Net Income
Attributable to El Paso Pipeline Partners, L.P.:
Net Income Attributable to El Paso Pipeline Partners, L.P.	$101	$126	$250	$249
Less: Pre-acquisition Earnings Allocated to General Partner	(8)	(10)	(22)	(18)
Plus: Severance Costs Allocated to General Partner	29	—	29	—

Income Subject to 2% Allocation of General Partner Interest	122	116	257	231
Less: General Partner’s Interest	(2)	(3)	(5)	(5)
General Partner’s Incentive Distribution	(29)	(15)	(50)	(25)

Limited Partners’ Interest in Net Income	$91	$98	$202	$201

Limited Partners’ Net Income per Unit	$0.44	$0.50	$0.98	$1.06

Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit	207	198	206	189

Per Unit Cash Distribution Declared	$0.55	$0.48	$1.06	$0.94

(1)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
Net income	$105	$153	$260	$329

Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	(1)	(3)	(1)	(3)
Reclassification of change in fair value of derivatives to net income	2	2	3	3
Adjustments to postretirement benefit plan liabilities	1	—	1	—

Total Other Comprehensive Income (Loss)	2	(1)	3	—

Comprehensive Income	107	152	263	329
Comprehensive Income Attributable to Noncontrolling Interests	(4)	(27)	(10)	(80)

Comprehensive Income Attributable to El Paso Pipeline Partners, L.P.	$103	$125	$253	$249

(1)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In Millions)

(Unaudited)

	June 30, 2012	December 31, 2011(1)
ASSETS
Current assets
Cash and cash equivalents	$47	$120
Accounts and notes receivable, net	139	101
Inventories	33	32
Assets held for sale	50	50
Other current assets	32	27

Total current assets	301	330

Property, plant and equipment, net	6,000	6,040
Investments	72	71
Regulatory assets	139	153
Other	81	85

Total Assets	$6,593	$6,679

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$83	$82
Accounts payable	84	118
Accrued interest	50	50
Accrued taxes	42	38
Regulatory liabilities	20	15
Accrued other current liabilities	30	42

Total current liabilities	309	345

Long-term liabilities and deferred credits
Long-term debt	4,537	4,028
Other long-term liabilities and deferred credits	74	75

Total long-term liabilities and deferred credits	4,611	4,103

Total Liabilities	4,920	4,448

Commitments and contingencies (Notes 3 and 8)
Partners’ Capital
Common units	3,972	3,977
General partner	(2,295)	(1,855)
Accumulated other comprehensive loss	(4)	(7)

Total El Paso Pipeline Partners, L.P. partners’ capital	1,673	2,115
Noncontrolling interests	—	116

Total Partners’ Capital	1,673	2,231

Total Liabilities and Partners’ Capital	$6,593	$6,679

(1)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Six Months Ended June 30,
	2012	2011(1)
Cash Flows From Operating Activities
Net Income	$260	$329
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91	90
Earnings from equity investments	(7)	(8)
Distributions from equity investments	6	6
Non-cash severance costs	29	—
Other non-cash income items	22	9
Changes in components of working capital:
Accounts receivable	(39)	10
Accounts payable	(25)	(8)
Accrued interest	(1)	1
Accrued taxes	3	(4)
Regulatory assets	3	3
Regulatory liabilities	1	(7)
Other, net	(17)	—

Net Cash Provided by Operating Activities	326	421

Cash Flows From Investing Activities
Capital expenditures	(57)	(135)
Cash paid to acquire CPI	(185)	—
Other, net	(2)	—

Net Cash Used in Investing Activities	(244)	(135)

Cash Flows From Financing Activities
Issuance of debt	620	1,105
Payments of debt, including other financing obligations	(111)	(725)
Net proceeds from issuance of common and general partner units	1	968
Cash distributions to unitholders and general partner	(253)	(186)
Cash distributions to CPI’s preferred interest	—	(10)
Cash distributions to El Paso	(28)	(83)
Cash contributions from El Paso	2	28
Excess of cash paid for CPI over contributed book value	(180)	—
Cash paid to acquire additional interests in SNG and CIG	(206)	(1,412)
Other	—	(1)

Net Cash Used in Financing Activities	(155)	(316)

Net decrease in Cash and Cash Equivalents	(73)	(30)
Cash and Cash Equivalents, beginning of period	120	79

Cash and Cash Equivalents, end of period	$47	$49

(1)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In Millions)

(Unaudited)

	Limited Partners		General	Accumulated Other Comprehensive Income/	Total EPB Partners’	Noncontrolling	Total Partners’
	Common	Subordinated	Partner	(Loss)	Capital	interests	Capital
Balance at December 31, 2010(1)	$2,686	$307	$(1,525)	$(15)	$1,453	$981	$2,434

Net income	201	—	48	—	249	70	319
Conversion of subordinated units to common units	307	(307)	—	—	—	—	—
Issuance of common and general partner units, net of issuance costs	948	—	20	—	968	—	968
Cash distributions to unitholders and general partner	(166)	—	(20)	—	(186)	—	(186)
Cash distributions to El Paso	—	—	(12)	—	(12)	(71)	(83)
Cash contributions from El Paso	—	—	—	—	—	28	28
Cash paid to general partner to acquire additional interests in CIG and SNG	—	—	(1,412)	—	(1,412)	—	(1,412)
Acquisition of additional interests in CIG and SNG	—	—	896	—	896	(896)	—

Balance at June 30, 2011(1)	$3,976	$—	$(2,005)	$(15)	$1,956	$112	$2,068

Balance at December 31, 2011(1)	$3,977	$—	$(1,855)	$(7)	$2,115	$116	$2,231
Net income	202	—	48	—	250	10	260
Issuance of common and general partner units, net of issuance costs	—	—	1	—	1	—	1
Cash distributions to unitholders and general partner	(208)	—	(45)	—	(253)	—	(253)
Cash distributions to El Paso	—	—	(15)	—	(15)	(13)	(28)
Cash contributions from El Paso	—	—	—	—	—	2	2
Non-cash contributions from El Paso	—	—	29	—	29	—	29
Cash paid to acquire interests in CIG and CPI	—	—	(571)	—	(571)	—	(571)
Acquisition of remaining interest in CIG	—	—	114	1	115	(115)	—
Other comprehensive income	—	—	—	2	2	—	2
Other	1	—	(1)	—	—	—	—

Balance at June 30, 2012	$3,972	$—	$(2,295)	$(4)	$1,673	$—	$1,673

(1)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization

We are a Delaware master limited partnership formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. When we refer to “us,” “we,” “our,” “ours,” “the company,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries. We own Wyoming Interstate Company, L.L.C. (WIC), Southern LNG Company, L.L.C. (SLNG), Elba Express Company, L.L.C. (Elba Express), Southern Natural Gas Company, L.L.C. (SNG), Colorado Interstate Gas Company, L.L.C. (CIG) and Cheyenne Plains Investment Company, L.L.C. (CPI), which owns Cheyenne Plains Gas Pipeline Company, L.L.C. (CPG). WIC and CIG are interstate pipeline systems serving the Rocky Mountain region, SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia, and both Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States. On May 24, 2012, we acquired the remaining interest in CIG and all of CPI and CPG. CPG is a pipeline system that extends from the Cheyenne hub in Weld County, Colorado and extends southerly to a variety of delivery locations in the vicinity of the Greensburg Hub in Kiowa County, Kansas. CPG provides pipeline take-away capacity from the natural gas basins in the Central Rocky Mountain area to the major natural gas markets in the Mid-Continent region. We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly owned subsidiary of El Paso LLC (formerly El Paso Corporation) (El Paso). El Paso is a wholly owned subsidiary of Kinder Morgan, Inc. (KMI).

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States (GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

In addition, our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to in this report as our 2011 Form 10-K.

El Paso’s Merger with KMI

El Paso’s and KMI’s merger became effective on May 25, 2012.

Limited Partners’ Net Income per Unit

We compute Limited Partners’ Net Income per Unit by dividing our limited partner’s interest in net income by the weighted average number of units outstanding during the period.

Investments

Our equity method investments reflect our 50 percent interest in each of WYCO Development L.L.C. and Bear Creek Storage Company, L.L.C. and are reported as Investments on our Consolidated Balance Sheets. The earnings from these investments are reported as Earnings from equity investments on our Consolidated Statements of Income.

2. Acquisitions

2011 Acquisitions

In March 2011, we acquired an additional 25 percent interest in SNG from El Paso for $667 million in cash. We financed the acquisition through (i) net proceeds of $467 million from our March 2011 public offering of common units and related issuance of general partner units to El Paso (see Note 4) and (ii) $200 million borrowings under our revolving credit facility.

In June 2011, we acquired the remaining 15 percent interest in SNG and an additional 28 percent interest in CIG from El Paso for $745 million in cash. We financed the acquisition through (i) net proceeds of $501 million from our May 2011 public offering of common units and related issuance of general partner units to El Paso, including the underwriters’ June 2011 exercise of the overallotment option (see Note 4) and (ii) $244 million borrowings under our revolving credit facility.

The above transactions were for the acquisition of additional interests in already consolidated entities and were accounted for prospectively. We have decreased our historical noncontrolling interests in SNG and CIG for both the March 2011 and June 2011 acquisitions by $896 million and reflected that amount as an increase to general partner’s capital. We reflected El Paso’s interests in SNG and CIG as noncontrolling interests in our financial statements. El Paso’s interest in SNG was 40 percent from January 1, 2011 to March 13, 2011 and 15 percent until the June 29, 2011 acquisition of the remaining interest. Subsequent to the June 2011 acquisition, SNG became a wholly owned subsidiary of EPB. We reflected El Paso’s 42 percent interest in CIG through June 29, 2011 and 14 percent thereafter until the May 24, 2012 acquisition of the remaining interest as noncontrolling interest in our financial statements.

2012 Acquisitions

In May 2012, we acquired the remaining 14 percent interest in CIG and a 100 percent interest in CPI from El Paso for $635 million. The consideration paid to El Paso consisted of $571 million in cash and the issuance of common units (see Note 4). We financed the cash payment through (i) $570 million in borrowings under our credit facility and (ii) $1 million from the issuance of general partner units. Subsequent to the acquisition, we had the ability to control CPI’s operating and financial decisions and policies and have consolidated CPI in our financial statements. We have retrospectively adjusted our historical financial statements in all periods presented to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, the pre-acquisition earnings of CPI has been allocated solely to our general partner. The retrospective consolidation of CPI increased net income attributable to El Paso Pipeline Partners, L.P. by $8 million and $22 million for the three and six months ended June 30, 2012 and $10 million and $18 million for the three and six months ended June 30, 2011, respectively. The acquisition of the remaining interest in CIG was for an additional interest in an already consolidated entity; therefore, was accounted for prospectively. We have decreased our historical noncontrolling interest in CIG for the May 2012 acquisition by $115 million and reflected that amount as an increase to general partner’s capital and accumulated other comprehensive income.

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	June 30, 2012	December 31, 2011(1)
Current portion of debt	$83	$82
Long-term debt	4,537	4,028

Total	$4,620	$4,110

(1)	Retrospectively adjusted as discussed in Note 2.

Changes in Financing Obligations

During the six months ended June 30, 2012, we had the following changes in our financing obligations (in millions):

	Book Value Increase (Decrease)	Cash Received/(Paid)
Issuances
El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) revolving credit facility	$620	$620

Increases through June 30, 2012	$620	$620

Repayments and other
EPPOC revolving credit facility	$(100)	$(100)
Principal payments on CPG debt	(8)	(8)
Other financing obligations	(2)	(3)

Decreases through June 30, 2012	$(110)	$(111)

Credit Facility

In May 2011, EPPOC and WIC entered into an unsecured 5-year credit facility with an initial aggregate borrowing capacity of up to $1.0 billion expandable to $1.5 billion for certain expansion projects and acquisitions. EPPOC is a wholly owned subsidiary of EPB. In May 2012, we borrowed from our revolving credit facility to fund the acquisition of CPI and the remaining interest in CIG (see Note 2). On May 24, 2012, Standard & Poor’s raised our credit rating, triggering a pricing level change. Our interest rate for borrowings under our credit facility has decreased from London Interbank Offered Rate (LIBOR) plus 2 percent to LIBOR plus 1.75 percent and the commitment fee paid for unutilized commitments decreased from 0.4 percent to 0.3 percent. As of June 30, 2012, we had $520 million outstanding under our revolving credit facility and our remaining availability under this facility was $480 million with an all-in borrowing rate of 2.29 percent. As of June 30, 2012, we were in compliance with all of our debt covenants. Borrowings under the credit facility are guaranteed by EPB. For a further discussion of our credit facility and other long-term financing obligations, see our 2011 Form 10-K.

EPB’s Other Debt Obligation

EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express, SNG and CPG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than three percent of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.

Subsidiaries’ Debt

SNG Debt

In June 2011, SNG and its wholly owned subsidiary, Southern Natural Issuing Corporation, issued $300 million aggregate principal amount of 4.4 percent senior unsecured notes, due June 15, 2021. The net proceeds of $297 million from this offering were used for discretionary capital expenditures and general partnership purposes.

CPG Debt

In May 2005, CPG entered into a $266 million nonrecourse project financing agreement with a group of banks led by WestLB AG as agent, which matures on March 31, 2015. The ten year term loan has a fifteen year amortization with the remaining balance due on March 31, 2015. Principal payments are due quarterly and began on December 31, 2005. The interest rate under the agreement can be a base rate loan (determined by the higher of the Federal Funds Rate plus 50 basis points or the Prime Rate, each as defined in the agreement) plus a margin, or LIBOR plus a margin. Currently, interest is based on the LIBOR plus an applicable Eurodollar margin of 1.50 percent. Interest periods under the LIBOR option can vary between one, two, three or six months. The margin under the LIBOR interest option is 1.50 percent for years five through seven of the loan and escalates to approximately 1.62 percent in years eight through maturity. As of June 30, 2012 and December 31, 2011 CPG had approximately $172 million and $180 million outstanding under this agreement. The interest rate on this obligation was 1.97 percent and 1.87 percent at June 30, 2012 and December 31, 2011, respectively.

The term loan is collateralized by all of CPG’s assets, including (i) all physical assets and (ii) all of CPG’s transportation contracts and the proceeds derived therefrom. The agreement requires that CPG maintain a debt service reserve amount equal to six months of interest and principal payments. As of June 30, 2012 and December 31, 2011, this requirement was funded through a $12 million letter of credit held by The Bank of New York Mellon Corporation and $2 million cash on deposit which is reflected as Other noncurrent assets on our Consolidated Balance Sheets.

4. Partners’ Capital

As of June 30, 2012 and December 31, 2011, our partners’ capital included the following limited partner and general partner units:

	June 30,	December 31,
	2012	2011
Common units:
Held by third parties	117,298,691	117,298,691
Held by El Paso and affiliates	90,320,810	88,400,059

Total limited partner units	207,619,501	205,698,750
General partner units	4,237,021	4,197,822

Total units outstanding	211,856,522	209,896,572

The total limited partner units represent our limited partners’ interest and an effective 98 percent interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2 percent interest in us, excluding its right to receive incentive distributions.

Equity Issuances

We issued common units to the public and issued general partner units to El Paso. The net proceeds from the offerings were used as partial consideration to fund acquisitions from El Paso. The table below shows the units issued, the net proceeds from the issuances and the ultimate use of the proceeds.

Issuance Date	Common Units	General Partner Units	Net Proceeds (In millions)	Use of Proceeds
March 2011	13,800,000	281,725	$467	Additional 25% interest in SNG
May 2011(1)	14,725,406	300,519	501	Additional 28% interest in CIG and remaining 15% interest in SNG

(1)	Includes the underwriters’ June 2011 exercise of the overallotment option.

In addition, in May 2012, we issued 1,920,751 common units and 39,199 general partner units to El Paso in conjunction with our acquisition of CPI and the remainder of CIG. See Note 2 for further discussion.

As of June 30, 2012, El Paso owns a 43 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs).

Income Allocation and Declared Distributions

For the purposes of maintaining partner capital accounts, our partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100 percent to our general partner. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2 percent of the aggregate value of cash distributions made to all partners. We determine the allocation of incentive distributions to our general partner by the amount quarterly distributions to unitholders exceed certain specified target levels, according to the provisions of our partnership agreement. The table below shows the quarterly distributions we have declared to be made to our unitholders and general partner (in millions, except for per unit amounts):

Three Months Ended	Total Quarterly Distribution Declared Per Unit	Total Cash Distribution	Date of Declaration	Date of Record	Date of Distribution
March 31, 2011	$0.46	$100	April 19,2011	April 29, 2011	May 13, 2011
June 30, 2011	0.48	116	July 19, 2011	July 29, 2011	August 12, 2011
March 31, 2012	0.51	128	April 20, 2012	May 1, 2012	May 15, 2012
June 30, 2012	0.55	146	July 20, 2012	July 31, 2012	August 14, 2012

Incentive distribution rights

All of our IDRs are held by a wholly owned subsidiary of El Paso. Based on the quarterly distribution per unit declared for the three months ended June 30, 2012, our general partner will receive incentive distributions of $29 million in accordance with the partnership agreement. For a further discussion of our IDRs, see our 2011 Form 10-K.

5. Fair Value

The following table reflects the carrying amount and estimated fair value of our financial instruments measured on a recurring basis (in millions):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount(1)	Estimated Fair Value(1)
Long-term debt, including current portion	$4,620	$5,143	$4,110	$4,506

(1)	Retrospectively adjusted as discussed in Note 2.

As of June 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, short-term borrowings and accounts receivable and payable represent their fair values based on the short-term nature of these instruments.

At June 30, 2012 and December 31, 2011, our financial instruments measured at fair value on a recurring basis consist of our interest rate swaps and our long term debt and other financing obligations. We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the fair values of our interest rate derivatives and long-term debt and other financing obligations primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2012, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they were classified.

Interest Rate Derivatives

CPG has long-term debt with a variable interest rate that exposes it to changes in market-based interest rates. Interest rate swaps are used to convert the variable interest rates on a portion of the long-term debt to fixed rates. In May 2005, CPG entered into two interest rate swap agreements, which effectively converted 80 percent of the term loan from a floating interest rate to a fixed interest rate for a term of ten years. One interest rate swap agreement effectively fixed 40 percent of the term loan at an interest rate of approximately 4.55 percent plus a margin, which is currently 1.50 percent. The second interest rate swap agreement effectively fixed an additional 40 percent of the term loan at an interest rate of approximately 4.56 percent plus a margin, which is currently 1.50 percent. At June 30, 2012 and December 31, 2011, these interest rate swaps, which are designated as cash flow hedges, effectively converted the interest rate on approximately $137 million and $144 million, respectively, of debt from a floating rate to a fixed rate. Payments on the interest rate swap agreements are payable quarterly in arrears.

The interest rate derivatives are designated as cash flow hedges and impact expenses based on the nature and timing of the transaction that they hedge. Changes in the fair value of the derivatives are deferred in accumulated other comprehensive income (loss) to the extent they are effective and then recognized in earnings when the hedged transactions occur. Ineffectiveness related to the hedges is recognized in earnings as it occurs. There was no ineffectiveness recognized during the three and six months ended June 30, 2012 and 2011.

The fair values of our interest rate derivatives designated as cash flow hedges were approximately $13 million and $14 million at June 30, 2012 and December 31, 2011, respectively, and were classified as other liabilities in our Consolidated Balance Sheets, of which $6 million is classified as current as of June 30, 2012.

6. Related Party Transactions

Cash Distributions

CIG Cash Distributions to El Paso

CIG makes quarterly distributions to its owners. We have reflected 42 percent of CIG’s distributions paid to El Paso through June 2011 and 14 percent thereafter as distributions to its noncontrolling interest holder until CIG became a wholly owned subsidiary of EPB subsequent to the May 2012 acquisition (see Note 2).

SNG Cash Distributions to El Paso

SNG made quarterly distributions to its owners. We have reflected 15 percent of SNG’s distributions paid to El Paso during the first quarter of 2011 as distributions to its noncontrolling interest holder. Subsequent to the June 2011 acquisition, as discussed in our 2011 Form 10-K, SNG became a wholly owned subsidiary of EPB.

CPI Cash Distributions to El Paso

Due to the retrospective consolidation of CPI, as discussed in Note 2, we have reflected CPI’s historical distributions paid to El Paso prior to our consolidation in May 2012 as distributions of pre-acquisition earnings which are allocated solely to our general partner.

The following table summarizes the cash distributions paid to El Paso (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
CIG distributions to noncontrolling interest holder	$8	$22	$13	$40
SNG distributions to noncontrolling interest holder	—	12	—	31
CPI distributions of pre-acquisition earnings	—	6	15	12

Total cash distributions to El Paso	$8	$40	$28	$83

(1)	Retrospectively adjusted as discussed in Note 2.

Contributions

During 2011, El Paso made capital contributions of $13 million and $15 million to CIG and SNG, respectively, to fund their share of expansion project expenditures. During 2012, El Paso made capital contributions of $2 million to CIG to fund its share of expansion project expenditures. Additionally, El Paso made a non-cash contribution to us of $29 million in June 2012 to eliminate the impact of non-cash severance costs allocated to us as a result of El Paso’s and KMI’s merger; we do not have any obligation nor did we pay any amounts related to these costs.

Affiliate Balances

We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Form 10-K. We have account receivable, net contractual imbalances and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business.

The following table summarizes our balance sheet affiliate balances (in millions):

	June 30,	December 31,
	2012	2011(1)
Accounts receivable	$6	$4
Net contractual gas imbalances and trade payables	41	44
Note payable	10	10
Contractual deposits	1	9

(1)	Retrospectively adjusted as discussed in Note 2.

The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
Operating revenues	$3	$5	$8	$9
Operating expenses(2)	85	59	143	116
Reimbursement of operating expenses	1	1	2	2

(1)	Retrospectively adjusted as discussed in Note 2.
(2)	The 2012 periods include non-cash severance costs of $29 million allocated to us from El Paso as a result of KMI’s and El Paso’s merger; however, we do not have any obligation nor did we pay any amounts related to this expense.

7. Accounts Receivable Sales Programs

We participated in accounts receivable sales programs where we sold receivables in their entirety to a third-party financial institution (through wholly owned special purpose entities). On June 20, 2012, we terminated the accounts receivable sales programs and paid $44 million to the third-party financial institution, which consisted of sales proceeds received up front and servicing fees. The sale of these accounts receivable (which were short-term assets that generally settled within 60 days) qualified for sale accounting. The third-party financial institution involved in these accounts receivable sales programs acquired interests in various financial assets and issued commercial paper to fund those acquisitions. We did not consolidate the third-party financial institution because we did not have the power to control, direct, or exert significant influence over its overall activities since our receivables did not comprise a significant portion of its operations.

In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we refer to as a deferred purchase price. Our ability to recover the deferred purchase price was based solely on the collection of the underlying receivables. The tables below contain information related to our accounts receivable sales programs (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accounts receivable sold to the third-party financial institution(1)	$156	$240	$418	$515
Cash received for accounts receivable sold under the programs	92	137	242	296
Deferred purchase price related to accounts receivable sold	64	103	176	219
Cash received related to the deferred purchase price	72	107	191	227

(1)	During the three and six months ended June 30, 2012 and 2011, losses recognized on the sale of accounts receivable were immaterial.

December 31,
2011
Accounts receivable sold and held by third-party financial institution	$96
Uncollected deferred purchase price related to accounts receivable sold (1)(2)	45

(1)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.
(2)	There were no balances outstanding as of June 30, 2012 since all balances were settled when the accounts receivable sales programs were terminated.

The deferred purchase price related to the accounts receivable sold was reflected as Accounts and Notes Receivable, net on our Consolidated Balance Sheet at December 31, 2011. Because the cash received up front and the deferred purchase price related to the sale or ultimate collection of the underlying receivables, and were not subject to significant other risks given their short term nature, we reflected all cash flows under the accounts receivable sales programs as Operating cash flows in our Consolidated Statement of Cash Flows. Under the accounts receivable sales programs, we serviced the underlying receivables for a fee.

8. Litigation, Environmental and Other Contingencies

Legal Proceedings

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (“Brinckerhoff I”) and March 2012, (“Brinckerhoff II”) derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner. EPB was named in both lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010 and November 2010 drop down transactions involving EPB’s purchase of SLNG, Elba Express and SNG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Defendants believe these actions are without merit and intend to defend against them vigorously.

Hite Hedge LP, et al. v. El Paso Corporation, et al.

In December 2011, unitholders of EPB filed a purported class action complaint in Delaware Chancery Court against El Paso and its board members, asserting that the defendants breached their purported fiduciary duties to EPB by entering into the merger agreement with KMI. EPB and EPB’s general partner were named in the lawsuit as “Nominal Defendants.” The complaint alleges that the merger with KMI will result in fewer drop down transactions into EPB and has resulted in a reduction of the price of EPB common units. In February 2012, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint adding a derivative claim, and the defendants responded with a second motion to dismiss in April 2012. Defendants believe that this lawsuit is without merit and intend to defend against it vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.

In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against EPB, and EPB’s general partner and its board. EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the sale to EPB of a 25 percent ownership interest in SNG. Defendants believe that this lawsuit is without merit, and have filed a motion to dismiss.

Other Legal Matters

We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2012, we had approximately $2 million accrued for our outstanding legal proceedings. Except for the matters discussed above, we do not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At June 30, 2012, our accrual for environmental matters was approximately $4 million. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related legal costs. Our accrual includes $1 million for environmental contingencies related to properties CIG previously owned.

For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $6 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the United States Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.

Our recorded environmental liabilities reflect our current estimates of amounts we will expend on remediation projects in various stages of completion. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Superfund Matters

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

Clean Air Act Emission Regulation

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

Other Commitment

Letter of Credit

During 2009, SNG entered into a $57 million letter of credit associated with estimated construction cost related to the Southeast Supply Header project. As invoices are paid under the contract, the value of the letter of credit is reduced. At June 30, 2012, the letter of credit has been reduced to approximately $8 million.

See Note 3 for discussion regarding CPG’s letter of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report), (ii) our consolidated financial statements and related notes included in our 2011 Form 10-K and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2011 Form 10-K.

During the six months ended June 30, 2012, we acquired the remaining 14 percent interest in CIG and 100 percent of CPI, which owns 100 percent of CPG from El Paso for consideration of $635 million. For a further discussion of this acquisition, see Part I, Item 1. Financial Statements. Note 2 “Acquisitions.”

El Paso’s and KMI’s merger became effective on May 25, 2012. During the six months ended June 30, 2012, we continued to focus on delivering our expansion projects. Our future growth is expected through organic expansion opportunities and through strategic asset acquisitions from third parties, KMI or both. On June 1, 2012, SNG placed into service Phase III of the South System III Expansion project on time and under budget. For further discussion of our expansion projects, see our 2011 Form 10-K.

Results of Operations

We previously reported earnings before interest expense and income taxes as our performance measure. As a result of El Paso’s and KMI’s merger, management now assesses our performance based on earnings before depreciation and amortization (EBDA), which excludes depreciation and amortization, general and administrative expenses and interest expense, net. Our management uses EBDA as a measure to assess the operating results and effectiveness of our business, which consists of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below is a reconciliation of our EBDA to net income for the three and six months ended June 30, 2012 as compared to the same periods in 2011 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
EBDA(a)(b)(c)(d)	$283	$295	$587	$608
Depreciation and amortization	(45)	(45)	(91)	(90)
General and administrative expenses(e)	(61)	(34)	(92)	(64)
Interest expense, net	(72)	(63)	(144)	(125)

Net income	105	153	260	329
Net income attributable to noncontrolling interests	(4)	(27)	(10)	(80)

Net income attributable to El Paso Pipeline Partners, L.P.	$101	$126	$250	$249

(a)	Includes Cheyenne Plains pre-acquisition EBDA of $13 million and $23 million for the three months ended June 30, 2012 and 2011, respectively, and $34 million and $43 million for the six months ended June 30, 2012 and 2011, respectively.
(b)	The 2011 periods include $17 million of revenue related to BG LNG, Services, L.L.C.’s (BG) cancelation of their commitment on Phase B of SLNG’s Elba III Expansion offset by a $3 million charge to operating expenses related to the write off of project development costs incurred in conjunction with this expansion project.
(c)	The 2012 periods include an $11 million charge to operating expenses which was associated with a canceled software implementation project.
(d)	The 2012 periods include a $6 million non-cash adjustment related to environmental liabilities for certain CIG environmental projects.
(e)	The 2012 periods include a $29 million increase in expense from amounts previously reported in our second quarter 2012 earnings release issued on July 18, 2012. This expense is attributable to non-cash severance costs allocated to us from El Paso as a result of KMI’s and El Paso’s merger; however, we do not have any obligation nor did we pay any amounts related to this expense.

Below are the components of EBDA, our throughput volumes and an analysis and discussion of our operating results for the three and six months ended June 30, 2012 as compared to the same periods in 2011 (in millions, except operating statistics).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$367	$383	$757	$777
Operating Expenses	(88)	(93)	(179)	(180)
Earnings from equity investments	4	4	7	8
Other, net	—	1	2	3

EBDA	$283	$295	$587	$608

Throughput volumes (BBtu/d)(f)	7,820	6,959	7,814	7,265

(f)	Throughput volumes are presented for WIC, CIG, SNG and CPG and exclude intrasegment volumes. The average daily volumes transported on Elba Express during the three and six months ended June 30, 2012 and 2011 were not material.

EBDA

The items described in footnotes (a) through (d) above decreased our EBDA by $29 million and $28 million for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. After adjusting for these items, our EBDA increased by $17 million and $7 million for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 primarily due to the following:

The CPI acquisition contributed $9 million of EBDA for the three and six month periods ended June 30, 2012 (reflecting its EBDA results for the May 24 to June 30, 2012 post-acquisition period). See Part I. Item 1. Financial Statements. Note 2 “Acquisitions” for additional information regarding the May 24, 2012 acquisition of CPG.

In the three month period ended June 30, 2012 compared to the same period in 2011, SNG contributed higher EBDA of $5 million primarily due to higher reservation revenue due to completion of Phases II and III of the South System III expansion project in June 2011 and 2012, respectively. For the six months ended June 30, 2012 compared to the same period in 2011, SNG’s EBDA decreased by $3 million. This decrease is primarily due to higher pipeline integrity costs, higher property taxes and unfavorable system inventory revaluations more than offsetting the additional $6 million of higher reservation revenue largely attributable to the aforementioned expansion project.

During the three and six months ended June 30, 2012 as compared to the same periods in 2011, WIC contributed higher EBDA of $2 million in 2012 primarily due to higher expenses related to compressor station repairs performed in 2011.

Interest Expense, net

Our interest expense increased by $9 million and $19 million during the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily due to higher average debt outstanding used to fund acquisitions and organic expansion projects. The increase in our average debt outstanding was attributable to the 2012 borrowing from the credit facility to fund the May 24, 2012 drop down, the 2011 debt issuances of $500 million senior notes by EPPOC and $300 million senior notes by SNG as described in our 2011 Form 10-K. For a further discussion of these debt obligations, see Part I, Item 1. Financial Statements. Note 3 “Debt.”

Net Income Attributable to Noncontrolling Interests

During the three and six months ended June 30, 2012, our net income attributable to noncontrolling interests decreased as compared to the same period in 2011 primarily due to the acquisition of incremental interests in SNG and CIG in 2011 and 2012.

Distributable Cash Flow

We use the non-GAAP financial measure Distributable Cash Flow (DCF) as it provides important information relating our financial operating performance to our cash distribution capability. Subsequent to El Paso’s and KMI’s merger, our DCF calculation has changed. We now define DCF before certain items to be limited partners’ income before certain items and depreciation and amortization (DD&A), less sustaining capital expenditures for EPB, plus DD&A less sustaining capital expenditures for Bear Creek Storage Company, L.L.C., (Bear Creek) and WYCO Development L.L.C. (WYCO), our equity method investees, plus other income and expenses, net (which primarily includes deferred revenue, allowance for funds used during construction (AFUDC) equity and other non-cash items).

We believe that DCF is useful to investors because the measure is used by many companies in the industry as a measure of operating and financial performance and is commonly employed by financial analysts and others to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded partnerships within the industry.

DCF should not be considered an alternative to net income, earnings per unit, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP. This non-GAAP measure excludes some, but not all items that affect net income and operating income and this measure may vary among other companies; therefore, DCF may not be comparable to similarly titled measures of other companies. Furthermore, this non-GAAP measure should not be viewed as indicative of the actual amount of cash we have available for distribution or that we plan to distribute for a given period, nor does it equate to Available Cash as defined in our partnership agreement.

Our DCF was $278 million and $256 million for the six months ended June 30, 2012 and 2011. The increase in DCF in 2012 was primarily due to our acquisition of CPI, increased ownership interests in SNG and CIG as a result of our acquisitions in 2011 and 2012 and a decrease in sustaining capital expenditures.

The table below details the reconciliation of DCF to Net Income (in millions).

	Six Months Ended June 30,
	2012	2011
Net Income	$260	$329
Net income attributable to noncontrolling interests	(10)	(80)

Net income attributable to El Paso Pipeline Partners, L.P.	250	249
Certain items:
Cheyenne Plains pre-acquisition earnings	(22)	(18)
Project cancellation payment	—	(14)
Loss on write-off of asset	11	—
CIG environmental reserve adjustment	(6)	—
Non-cash severance costs(1)	29	—

Subtotal certain items	12	(32)
Net income attributable to El Paso Pipeline Partners, L.P. before certain items	262	217
Less: General Partner’s 2% interest allocation	(5)	(5)
General Partner’s incentive distribution	(50)	(25)

Limited Partners’ Net Income before certain items	207	187
Add/(Subtract):
Depreciation and amortization(2)	86	84
Net income attributable to noncontrolling interests before certain items	10	70
Declared distributions to noncontrolling interests before certain items	(8)	(38)
Sustaining capital expenditures(2)	(16)	(45)
Other, net (3)	(1)	(2)

	71	69

Distributable Cash Flow before certain items—Limited Partners	$278	$256

(1)	The 2012 amount reflects the non-cash severance costs allocated to us from El Paso as a result of KMI’s and El Paso’s merger; however we do not have any obligation nor did we pay any amounts related to this expense.
(2)	Includes EPB’s share of Bear Creek and WYCO depreciation and amortization or sustaining capital expenditures.
(3)	Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Partnership Distributions

Our partnership agreement requires that we distribute 100 percent of Available Cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2011 Form 10-K contains additional information concerning our partnership distributions.

On July 20, 2012, we declared a cash distribution of $0.55 per unit for the second quarter of 2012 (an annualized rate of $2.20 per unit). This distribution is 15 percent higher than the $0.48 per unit distribution we made for the second quarter of 2011. Our declared distribution for the second quarter of 2012 of $0.55 per unit will result in an IDR to our general partner of $29 million. Comparatively, our distribution of $0.48 per unit paid on August 12, 2011 for the second quarter of 2011 resulted in an IDR payment to our general partner in the amount of $15 million.

Financial Condition

General

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

As of June 30, 2012, we had approximately $527 million of liquidity consisting of $480 million of availability under our revolving credit facility and $47 million of cash on hand. Our outstanding short-term debt as of June 30, 2012 was $83 million, consisting of (i) $50 million in EPPOC senior notes, $18 million related to amortization on CPG’s project finance debt, (ii) a $10 million note payable to El Paso and (iii) $5 million in capital lease obligations. We intend to refinance our short-term debt through a combination of long-term debt and equity or additional bank credit facility borrowings to replace current maturities of long-term debt. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. For a further discussion of our revolving credit facility, see Part I, Item 1. Financial Statements. Note 3 “Debt.”

We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2012 capital program. As a result of our current available liquidity, we believe we are well positioned to meet our obligations. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.

Capital Expenditures

We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset. Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from their own operations, certain of our subsidiaries can each fund their own cash requirements for expansion capital expenditures with proceeds from issuing their own long-term notes or with proceeds from contributions received from their member owners.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary. During the six months ended June 30, 2012 as compared to the same period in 2011, our discretionary capital spending decreased by $35 million primarily due to the completion of Phases II and III of the South System III Expansion project. Generally, we initially fund our discretionary capital expenditures through borrowings under our credit facility until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both.

Our capital expenditures for the six months ended June 30, 2012, and the amount we expect to spend for the remainder of 2012 to grow and sustain our businesses are as follows (in millions):

	Six Months Ended	2012
	June 30, 2012(1)	Remaining	Total
Sustaining(2)	$16	$41	$57
Discretionary	33	34	67

Total	$49	$75	$124

(1)	Includes a net reduction in capital accruals of $8 million.
(2)	Includes our share of Bear Creek and WYCO sustaining capital expenditures.

Cash Flow

Our cash flows for the six months ended June 30, 2012 are summarized as follows (in millions):

2012
Cash Flow from Operations
Net income	$260
Non-cash income adjustments	141
Change in other assets and liabilities	(75)

Total cash flow from operations	$326

Cash Inflows
Financing activities
Net proceeds from issuance of debt	$620
Cash contributions from El Paso	2
Net proceeds from issuance of common and general partner units	1

Total cash inflows	$623

Cash Outflows
Investing activities
Capital expenditures	$(57)
Cash paid to acquire CPI	(185)
Other	(2)

$(244)

Financing activities
Payments of debt, including other financing obligations	$(111)
Cash distributions to unitholders and general partner	(253)
Cash distributions to El Paso	(28)
Excess of cash paid for CPI over contributed book value	(180)
Cash paid to acquire additional interest in CIG	(206)

$(778)

Total cash outflows	$(1,022)

Net change in cash and cash equivalents	$(73)

For the six months ended June 30, 2012, we generated cash flow from operations of $326 million compared to $421 million in the same period in 2011. Our operating cash flow in 2012 decreased as compared to 2011 primarily due to a $70 million increased use of working capital primarily attributable to the termination of the accounts receivable sales program and an $8 million project cancellation payment received in June 2011 as a result of BG exercising their cancellation option on Phase B of SLNG’s Elba III Expansion project.

In May 2012, we borrowed $620 million from our revolving credit facility of which $570 million was used to fund the May 24, 2012 acquisition and in June 2012 we repaid $100 million of the revolving credit facility. Also during 2012, we utilized our cash inflows to pay distributions, including the CIG distributions to El Paso of its share of available cash (see Part I, Item 1. Financial Statements. Note 6 “Related Party Transactions”), to fund maintenance and growth projects and to acquire additional interests in CIG and CPI. We made cash distributions to our unitholders of $253 million during the six months ended June 30, 2012 compared with $186 million in the same period in 2011, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased incentive distributions to our general partner.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A. “Risk Factors” of our 2011 Form 10-K and Part II, Item 1A. “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K and in this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2011, in Item 7A of our 2011 Form 10-K.

Item 4.	Controls and Procedures.

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Controls

Subsequent to El Paso’s and KMI’s merger in May 2012, our internal controls over financial reporting were impacted by changes made to conform our entity-level controls, monitoring activities and disclosure controls and procedures to the existing controls, activities and procedures of KMI. Additional changes are expected to occur in future periods. None of these changes are in response to any identified deficiency or weakness in our internal control over financial reporting.

There were no other changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1. Note 8 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2011 Form 10-K. The information contained in Item 1A updates, and should be read in conjunction with, related information set forth in Part I, Item 1A in our 2011 Form 10-K, in addition to the unaudited interim consolidated financial statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

Our general partner is owned by KMI, which also owns the common stock of the general partner of Kinder Morgan Energy Partners L.P. (KMP). This may result in conflicts of interest.

KMI owns our general partner and as a result controls us. KMI also owns the common stock of the general partner of KMP, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business. The directors and officers of our general partner and its affiliates have fiduciary duties to manage our general partner in a manner that is beneficial to KMI, its ultimate parent corporation. At the same time, our general partner has fiduciary duties to manage us in a manner that is beneficial to our unitholders. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to KMI. As a result of these conflicts of interest, our general partner may favor its own interest or those of KMI, KMP, or their owners or affiliates over the interest of our unitholders.

Such conflicts may arise from, among others, the following:

•

Decisions by our general partner regarding the amount and timing of our cash expenditures, borrowings and issuances of additional limited partnership units or other securities can affect the amount of incentive compensation payments we make to the parent company of our general partner.

•	KMI and KMP and their affiliates may engage in substantial competition with us.

•

Neither our partnership agreement nor any other agreement requires KMI or its affiliates, including KMP, to pursue a business strategy that favors us. The directors and officers of the general partners of KMI and KMP have a fiduciary duty to make decisions in the best interest of their shareholders, members, limited partners and unitholders, which may be contrary to our best interests.

•

Some of the directors and officers of our general partner also are directors and officers of KMI and KMP’s general partner and may devote significant time to the business of KMI and KMP and their affiliates.

•	Our general partner is allowed to take into account the interests of other parties, such as KMI and KMP and their affiliates, which has the effect of limiting its fiduciary duties to our unitholders.

•

Our partnership agreement limits the liability and reduces the fiduciary duties of our general partner, while also restricting the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty.

•

Our general partner determines the amount and timing of asset purchases and sales and other acquisitions, operating expenditures, capital expenditures, borrowings, repayments of debt, issuances of equity and debt securities and cash reserves, each of which can effect the amount of cash available for distribution to our unitholders.

•	Our general partner determines which costs, including allocated overhead costs and costs under the omnibus agreement, incurred by it and its affiliates are reimbursable by us.

Certain conflicts may arise as a result of our pursuing acquisitions or development opportunities that may also be pursued by KMP. Specifically, KMI may offer such opportunities to KMP and not to us. If we do not realize any or all of the commercial value of such opportunities, our business, results of operations and the amount of our distributions to our unitholders may be adversely affected.

Our business, financial condition and operating results may be affected adversely by increased costs of capital or a reduction in the availability of credit.

Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings could cause our cost of doing business to increase by limiting our access to capital, limiting our ability to pursue acquisition opportunities and reducing our cash flows. Our credit ratings may be impacted by our leverage, liquidity, credit profile and potential transactions. Also, continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect our business, financial condition and results of operations.

In addition, due to our relationship with KMI, our credit ratings, and thus our ability to access the capital markets and the terms and pricing we receive therein, may be adversely affected by any impairments to KMI’s financial condition or adverse changes in its credit ratings. Similarly, any reduction in our credit ratings could negatively impact the credit ratings of our subsidiaries, which could increase their cost of capital and negatively affect their business and operating results. Although the ratings from credit agencies are not recommendations to buy, sell or hold our securities, our credit ratings will generally affect the market value of our debt instruments, as well as the market value of our common units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Each exhibit identified below is filed as a part of this report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description

2.1	Contribution Agreement, dated May 17, 2012, by and among El Paso Pipeline Partners, L.P., El Paso Corporation, El Paso LLC, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, L.L.C., El Paso CNG Company, L.L.C., El Paso Cheyenne Holdings, L.L.C., Cheyenne Plains Investment Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C. and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 21, 2012).

3.1	Certificate of Limited Partnership of El Paso Pipeline Partners, L.P (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.2	First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008).

3.3	Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31. 2007).

3.4	Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

10.1	Contribution, Conveyance and Assumption Agreement, dated May 24, 2012, by and among El Paso Pipeline Partners, L.P., El Paso Corporation, El Paso LLC, El Paso Noric Investments III, L.L.C., Colorado Interstate Gas Company, L.L.C., El Paso CNG Company, L.L.C., El Paso Cheyenne Holdings, L.L.C., Cheyenne Plains Investment Company, L.L.C., El Paso Pipeline Corporation, El Paso Pipeline Holding Company, L.L.C., El Paso Pipeline GP Company, L.L.C., El Paso Pipeline LP Holdings, L.L.C. and El Paso Pipeline Partners Operating Company, L.L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 24, 2012).

10.2	Second Amended and Restated Limited Liability Company Agreement of Colorado Interstate Gas Company, L.L.C., dated May 24, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 24, 2012).

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Schema Document.

*101.CAL	XBRL Calculation Linkbase Document.

*101.DEF	XBRL Definition Linkbase Document.

*101.LAB	XBRL Labels Linkbase Document.

*101.PRE	XBRL Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. its General Partner

Date: August 3, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang
Vice President and Chief Financial Officer
(principal financial and accounting officer)