Form 10-Q
period 2012-09-30
El Paso Pipeline Partners, L.P.
filed 2012-10-30
CIK 1410838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
Form 10-Q
 _________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to                     .
Commission File Number 1-33825
_________________________________________________
 EL PASO PIPELINE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	26-0789784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas	77002
(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code: 713-369-9000
_________________________________________________
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
There were 215,784,501 Common Units and 4,403,765 General Partner Units outstanding as of October 25, 2012.

EL PASO PIPELINE PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	(1)	2012	2011	(1)
Revenues	$368	$366		$1,125	$1,143
Operating Costs, Expenses and Other
Operations and maintenance	83	105		310	307
Depreciation and amortization	46	45		137	135
Taxes, other than income taxes	19	21		63	63
Total Operating Costs, Expenses and Other	148	171		510	505
Operating Income	220	195		615	638
Other Income (Expense)
Earnings from equity investments	4	4		11	12
Other income, net	1	2		3	5
Interest expense, net	(74)	(70)		(218)	(195)
Total Other Income (Expense)	(69)	(64)		(204)	(178)
Net Income	151	131		411	460
Net Income Attributable to Noncontrolling Interests	—	(7)		(10)	(87)
Net Income Attributable to El Paso Pipeline Partners, L.P.	$151	$124		$401	$373
Calculation of Limited Partners’ Interest in Net Income
Attributable to El Paso Pipeline Partners, L.P.:
Net Income Attributable to El Paso Pipeline Partners, L.P.	$151	$124		$401	$373
Less: Pre-acquisition Earnings Allocated to General Partner	—	(9)		(22)	(27)
Plus: Severance Costs Allocated to General Partner	3	—		32	—
Income Subject to 2% Allocation of General Partner Interest	154	115		411	346
Less: General Partner’s Interest	(3)	(2)		(8)	(7)
General Partner’s Incentive Distribution	(36)	(18)		(86)	(43)
Limited Partners’ Interest in Net Income	$115	$95		$317	$296
Limited Partners’ Net Income per Unit	$0.55	$0.46		$1.53	$1.52
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit	209	206		207	195
Per Unit Cash Distribution Declared	$0.58	$0.49		$1.64	$1.43
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	(1)	2012	2011	(1)
Net income	$151	$131		$411	$460
Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	—	(3)		(1)	(6)
Reclassification of change in fair value of derivatives to net income	1	1		4	4
Adjustments to postretirement benefit plan liabilities	—	9		1	9
Reclassification of terminated hedge to net income (2)	12	—		12	—
Total Other Comprehensive Income	13	7		16	7
Comprehensive Income	164	138		427	467
Comprehensive Income Attributable to Noncontrolling Interests	—	(8)		(10)	(88)
Comprehensive Income Attributable to El Paso Pipeline Partners, L.P.	$164	$130		$417	$379
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	See Note 5 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	September 30, 2012	December 31, 2011	(1)
ASSETS
Current assets
Cash and cash equivalents	$68	$120
Accounts and notes receivable, net	143	101
Inventories	33	32
Assets held for sale	50	50
Other current assets	48	27
Total current assets	342	330
Property, plant and equipment, net	5,954	6,040
Investments	73	71
Regulatory assets	146	153
Other	80	85
Total Assets	$6,595	$6,679
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$93	$82
Accounts payable	43	118
Accrued interest	80	50
Accrued taxes	59	38
Regulatory liabilities	16	15
Accrued other current liabilities	18	42
Total current liabilities	309	345
Long-term liabilities and deferred credits
Long-term debt	4,244	4,028
Other long-term liabilities and deferred credits	71	75
Total long-term liabilities and deferred credits	4,315	4,103
Total Liabilities	4,624	4,448
Commitments and contingencies (Notes 3 and 8)
Partners’ Capital
Common units	4,245	3,977
General partner	(2,283)	(1,855)
Accumulated other comprehensive income (loss)	9	(7)
Total El Paso Pipeline Partners, L.P. partners’ capital	1,971	2,115
Noncontrolling interests	—	116
Total Partners’ Capital	1,971	2,231
Total Liabilities and Partners’ Capital	$6,595	$6,679
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011	(1)
Cash Flows From Operating Activities
Net Income	$411	$460
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	137	135
Earnings from equity investments	(11)	(12)
Distributions from equity investments	7	10
Non-cash severance costs	32	—
Other non-cash income items	22	17
Changes in components of working capital:
Accounts receivable	(42)	12
Accounts payable	(65)	7
Accrued interest	29	25
Accrued taxes	20	14
Regulatory assets	(6)	1
Regulatory liabilities	3	(12)
Other, net	(14)	(7)
Net Cash Provided by Operating Activities	523	650
Cash Flows From Investing Activities
Capital expenditures	(82)	(204)
Cash paid to acquire CPI	(185)	—
Other, net	(2)	—
Net Cash Used in Investing Activities	(269)	(204)
Cash Flows From Financing Activities
Issuance of debt	725	1,747
Payments of debt, including other financing obligations	(499)	(1,288)
Net proceeds from issuance of common and general partner units	279	968
Cash distributions to unitholders and general partner	(399)	(302)
Cash distributions to CPI’s preferred interest	—	(14)
Cash distributions by subsidiaries to El Paso	(28)	(88)
Cash contributions to subsidiaries from El Paso	2	28
Excess of cash paid for CPI over contributed book value	(180)	—
Cash paid to acquire additional interests in SNG and CIG	(206)	(1,412)
Net Cash Used in Financing Activities	(306)	(361)
Net (decrease) increase in Cash and Cash Equivalents	(52)	85
Cash and Cash Equivalents, beginning of period	120	79
Cash and Cash Equivalents, end of period	$68	$164
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions)
(Unaudited)

		Limited Partners		General	Accumulated Other Comprehensive Income/	Total EPB Partners’	Noncontrolling	Total Partners’
		Common	Subordinated	Partner	(Loss)	Capital	interests	Capital
Balance at December 31, 2010	(1)	$2,686	$307	$(1,525)	$(15)	$1,453	$981	$2,434
Net income	(1)	296	—	77	—	373	73	446
Conversion of subordinated units to common units		307	(307)	—	—	—	—	—
Issuance of common and general partner units, net of issuance costs		948	—	20	—	968	—	968
Cash distributions to unitholders and general partner		(264)	—	(38)	—	(302)	—	(302)
Cash distributions by subsidiaries to El Paso	(1)	—	—	(25)	—	(25)	(75)	(100)
Cash contributions to subsidiaries from El Paso		—	—	—	—	—	28	28
Cash paid to general partner to acquire additional interests in CIG and SNG		—	—	(1,412)	—	(1,412)	—	(1,412)
Acquisition of additional interests in CIG and SNG		—	—	896	—	896	(896)	—
Third party preferred interest in CPG transferred to El Paso	(1)	—	—	145	—	145	—	145
Other comprehensive income		—	—	—	7	7	1	8
Other		—	—	—	—	—	1	1
Balance at September 30, 2011	(1)	$3,973	$—	$(1,862)	$(8)	$2,103	$113	$2,216
Balance at December 31, 2011	(1)	$3,977	$—	$(1,855)	$(7)	$2,115	$116	$2,231
Net income		317	—	84	—	401	10	411
Issuance of common and general partner units, net of issuance costs		272	—	7	—	279	—	279
Cash distributions to unitholders and general partner		(322)	—	(77)	—	(399)	—	(399)
Cash distributions by subsidiaries to El Paso		—	—	(15)	—	(15)	(13)	(28)
Cash contributions to subsidiaries from El Paso		—	—	—	—	—	2	2
Non-cash contributions from El Paso		—	—	32	—	32	—	32
Cash paid to acquire interests in CIG and CPI		—	—	(571)	—	(571)	—	(571)
Acquisition of remaining interest in CIG		—	—	114	1	115	(115)	—
Other comprehensive income		—	—	—	15	15	—	15
Other		1	—	(2)	—	(1)	—	(1)
Balance at September 30, 2012		$4,245	$—	$(2,283)	$9	$1,971	$—	$1,971
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Organization
We are a Delaware master limited partnership (MLP) formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. When we refer to “us,” “we,” “our,” “ours,” “the company,” or “EPB” we are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries. We own Wyoming Interstate Company, L.L.C. (WIC), Southern LNG Company, L.L.C. (SLNG), Elba Express Company, L.L.C. (Elba Express), Southern Natural Gas Company, L.L.C. (SNG), Colorado Interstate Gas Company, L.L.C. (CIG) and Cheyenne Plains Investment Company, L.L.C. (CPI), which owns Cheyenne Plains Gas Pipeline Company, L.L.C. (CPG). WIC and CIG are interstate pipeline systems serving the Rocky Mountain region, SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia, and both Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States. On May 24, 2012, we acquired the remaining interest in CIG and all of CPI and CPG. CPG is an interstate pipeline system that extends from the Cheyenne hub in Weld County, Colorado and extends southerly to a variety of delivery locations in the vicinity of the Greensburg Hub in Kiowa County, Kansas. CPG provides pipeline take-away capacity from the natural gas basins in the Central Rocky Mountain area to the major natural gas markets in the Mid-Continent region. We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., a wholly owned subsidiary of El Paso LLC (formerly El Paso Corporation) (El Paso). El Paso is a wholly owned subsidiary of Kinder Morgan, Inc. (KMI).
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
Investments
Our equity method investments reflect our 50 percent interest in each of WYCO Development L.L.C. (WYCO) and Bear Creek Storage Company, L.L.C. (Bear Creek) and are reported as Investments on our Consolidated Balance Sheets. The earnings from these investments are reported as Earnings from equity investments on our Consolidated Statements of Income.

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
2012 Acquisitions
In May 2012, we acquired the remaining 14 percent interest in CIG and a 100 percent interest in CPI from El Paso for $635 million. The consideration paid to El Paso consisted of $571 million in cash and the issuance of common units (see Note 4). We financed the cash payment through (i) $570 million in borrowings under our credit facility and (ii) $1 million from the issuance of general partner units. Subsequent to the acquisition, we had the ability to control CPI’s operating and financial decisions and policies and have consolidated CPI in our financial statements. We have retrospectively adjusted our historical financial statements in all periods presented to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, the pre-acquisition earnings of CPI has been allocated solely to our general partner. The retrospective consolidation of CPI increased net income attributable to El Paso Pipeline Partners, L.P. by $22 million for the nine months ended September 30, 2012 and $9 million and $27 million for the three and nine months ended September 30, 2011, respectively. The acquisition of the remaining interest in CIG was for an additional interest in an already consolidated entity; therefore, it was accounted for prospectively. We have decreased our historical noncontrolling interest in CIG for the May 2012 acquisition by $115 million and reflected that amount as an increase to general partner’s capital and accumulated other comprehensive income.

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	September 30, 2012	December 31, 2011	(1)
Current portion of debt	$93	$82
Long-term debt	4,244	4,028
Total	$4,337	$4,110
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.

Changes in Financing Obligations
During the nine months ended September 30, 2012, we had the following changes in our financing obligations (in millions):

	Book Value Increase (Decrease)	Cash Received/(Paid)
Issuances
El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC) revolving credit facility	$725	$725
Increases though September 30, 2012	$725	$725
Repayments and other
EPPOC revolving credit facility	$(255)	$(255)
EPPOC senior notes	(50)	(50)
Repayments of CPG debt	(180)	(180)
EPPOC note repayment to El Paso	(10)	(10)
Other financing obligations	(3)	(4)
Decreases though September 30, 2012	$(498)	$(499)
Credit Facility
In May 2011, EPPOC and WIC entered into an unsecured 5-year credit facility with an initial aggregate borrowing capacity of up to $1.0 billion expandable to $1.5 billion for certain expansion projects and acquisitions. EPPOC is a wholly owned subsidiary of EPB. In May 2012, we borrowed from our revolving credit facility to fund the acquisition of CPI and the remaining interest in CIG (see Note 2). On May 24, 2012, Standard & Poor’s raised our credit rating, triggering a pricing level change. Our interest rate for borrowings under our credit facility has decreased from the London Interbank Offered Rate (LIBOR) plus 2 percent to LIBOR plus 1.75 percent and the commitment fee paid for unutilized commitments decreased from 0.4 percent to 0.3 percent. As of September 30, 2012, we had $470 million outstanding under our revolving credit facility and $8 million outstanding in letters of credit. Our remaining availability under this facility was $522 million with an all-in borrowing rate of 2.0 percent. Borrowings under the credit facility are guaranteed by EPB.
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
In September 2011, EPPOC issued $500 million of 5.0 percent senior notes due October 1, 2021. The proceeds of $492 million were used to reduce outstanding indebtedness under EPB's revolving credit facility and for general partnership purposes. The restrictive covenants under this debt obligation are no more restrictive than the restrictive covenants under our credit facility.

Subsidiaries’ Debt
SNG Debt
In June 2011, SNG and its wholly owned subsidiary, Southern Natural Issuing Corporation, issued $300 million aggregate principal amount of 4.4 percent senior unsecured notes, due June 15, 2021. The net proceeds of $297 million from this offering were used for discretionary capital expenditures and general partnership purposes.
CPG Debt Retirement
In May 2005, CPG entered into a $266 million nonrecourse project financing agreement with a maturity date of March 31, 2015. At December 31, 2011 CPG had approximately $180 million outstanding under the agreement, with a variable interest rate of 1.87 percent. In September 2012, we repaid all borrowings outstanding under the term loan and canceled a related $12 million letter of credit. See Note 5 for information related to the settlement of the interest rate swaps associated with this loan agreement.
Debt Covenants
As of September 30, 2012, we were in compliance with all of our debt covenants. For a further discussion of our credit facility and other long-term financing obligations, see our 2011 Form 10-K.

4. Partners’ Capital
As of September 30, 2012 and December 31, 2011, our partners’ capital included the following limited partner and general partner units:

	September 30, 2012	December 31, 2011
Common units:
Held by third parties	125,463,691	117,298,691
Held by El Paso and affiliates	90,320,810	88,400,059
Total limited partner units	215,784,501	205,698,750
General partner units	4,403,765	4,197,822
Total units outstanding	220,188,266	209,896,572
The total limited partner units represent our limited partners’ interest and an effective 98 percent interest in us, exclusive of our general partner’s incentive distribution rights. Our general partner has an effective 2 percent interest in us, excluding its right to receive incentive distributions.
Equity Issuances
We issued common units to the public and issued general partner units to El Paso. The net proceeds from the offerings were used as partial consideration to fund acquisitions from El Paso and for general partnership purposes. The table below shows the units issued, the net proceeds from the issuances and the ultimate use of the proceeds.

Issuance Date	Common Units	General Partner Units	Net Proceeds (In millions)	Use of Proceeds
March 2011	13,800,000	281,725	$467	Purchase additional 25% interest in SNG
May 2011(1)	14,725,406	300,519	501	Purchase additional 28% interest in CIG and remaining 15% interest in SNG
September 2012(1)	8,165,000	166,744	278	Repayment of CPG debt, certain short-term debt and general partnership purposes
—————————

(1)	Includes the underwriters’ exercise of the overallotment option.
In addition, in May 2012, we issued 1,920,751 common units and 39,199 general partner units to El Paso in conjunction with our acquisition of CPI and the remainder of CIG. See Note 2 for further discussion.
As of September 30, 2012, El Paso owns a 41 percent limited partner interest in us and retains its 2 percent general partner interest in us and all of our incentive distribution rights (IDRs).

Income Allocation and Declared Distributions
For the purposes of maintaining partner capital accounts, our partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100 percent to our general partner, who currently owns our incentive distribution rights. Incentive distributions are generally defined as all cash distributions paid to our general partner that are in excess of 2 percent of the aggregate value of cash distributions made to all partners. We determine the allocation of incentive distributions to our general partner by the amount quarterly distributions to unitholders exceed certain specified target levels, according to the provisions of our partnership agreement.
The table below shows the quarterly distributions we have declared to be made to our unitholders and general partner (in millions, except for per unit amounts):

Three Months Ended	Total Quarterly Distribution Declared Per Unit	Total Cash Distribution	Date of Declaration	Date of Record	Date of Distribution
March 31, 2011	$0.46	$100	April 19, 2011	April 29, 2011	May 13, 2011
June 30, 2011	0.48	116	July 19, 2011	July 29, 2011	August 12, 2011
September 30, 2011	0.49	120	October 19, 2011	October 31, 2011	November 14, 2011
March 31, 2012	0.51	128	April 20, 2012	May 1, 2012	May 15, 2012
June 30, 2012	0.55	146	July 18, 2012	July 31, 2012	August 14, 2012
September 30, 2012	0.58	165	October 17, 2012	October 31, 2012	November 14, 2012
Incentive Distribution Rights
Our general partner, as the holder of our incentive distribution rights, has the right under our partnership agreement to elect to relinquish the right to receive incentive distribution payments based on the initial cash target distribution levels and (upon satisfaction of certain conditions) to reset, at higher levels, the minimum quarterly distribution amount and cash target distribution levels upon which the incentive distribution payments to our general partner would be set. In connection with this election, our general partner will be entitled to receive a number of newly issued Class B common units and general partner units based on a predetermined formula. In April 2012, the conditions were met which entitled our general partner to reset the minimum quarterly distribution amount and the target distribution levels upon which the incentive distributions payable to our general partner are set. As the reset election has not been made, no Class B units have been issued. For accounting purposes, diluted earnings per unit can be impacted, (even if the reset election has not been made), if the combined impact of issuing the Class B units and resetting the cash target distribution is dilutive. Currently, diluted earnings per unit has not been impacted because the combined impact is antidilutive.

Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. Based on the quarterly distribution per unit declared for the three months ended September 30, 2012, our general partner will receive incentive distributions of $36 million in accordance with the partnership agreement. For a further discussion of our IDRs, see our 2011 Form 10-K.

5. Fair Value
The following table reflects the carrying amount and estimated fair value of our financial instruments measured on a recurring basis (in millions):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value(1)
Long-term debt, including current portion	$4,337	$5,002	$4,110	$4,506
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.
As of September 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, short-term borrowings and accounts receivable and payable represent their fair values based on the short-term nature of these instruments.

At September 30, 2012 our financial instruments measured at fair value on a recurring basis consisted of our long term debt and other financing obligation. At December 31, 2011 our financial instruments measured at fair value on a recurring basis consisted of interest rate swaps and our long term debt and other financing obligations. We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the fair values of our interest rate derivatives and long-term debt and other financing obligations primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2012, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they were classified.
Interest Rate Derivatives
In May 2005, CPG entered into two interest rate swap agreements, which were designated as cash flow hedges and effectively converted 80 percent of the $266 million term loan from a floating interest rate to a fixed interest rate. At December 31, 2011, these interest rate swaps effectively converted the interest rate on approximately $144 million of the debt from a floating rate to a fixed rate. The fair value of our interest rate derivatives designated as cash flow hedges were $14 million at December 31, 2011 and were classified as other liabilities in our Consolidated Balance Sheet. In September 2012, in conjunction with the repayment of the CPG term loan, we settled the outstanding balance of our accrued liabilities related to our interest rate swaps of approximately $12 million. There was no ineffectiveness recognized for these interest rate swaps during the three and nine months ended September 30, 2012 and 2011. The $12 million loss on termination of these interest rate derivatives included in Accumulated other comprehensive income was deferred as a regulatory asset pursuant to the accounting requirements for regulated operations. The regulatory asset will be amortized over the term of the original debt issuance.

6. Related Party Transactions
Cash Distributions
CIG Cash Distributions to El Paso
CIG made quarterly distributions to its owners. We have reflected 42 percent of CIG’s distributions paid to El Paso through June 2011 and 14 percent thereafter as distributions to its noncontrolling interest holder until CIG became a wholly owned subsidiary of EPB subsequent to the May 2012 acquisition (see Note 2).
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
The following table summarizes the cash distributions paid to El Paso (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2012	2011
CIG distributions to noncontrolling interest holder	$4	$13	$44
SNG distributions to noncontrolling interest holder	—	—	31
CPI distributions of pre-acquisition earnings(1)(2)	13	15	25
Total cash distributions to El Paso	$17	$28	$100
  —————————

(1)	Retrospectively adjusted as discussed in Note 2.

(2)	The cash distribution of $12 million declared for the third quarter 2011was paid in October 2011.

Contributions
During the nine months ended September 30, 2011, El Paso made capital contributions of $13 million and $15 million to CIG and SNG, respectively, to fund their share of expansion project expenditures. During the nine months ended September 31, 2012, El Paso made capital contributions of $2 million to CIG to fund its share of expansion project expenditures. Additionally, during the nine months ended September 30, 2012, El Paso made a non-cash contribution to us of $32 million to eliminate the impact of non-cash severance costs allocated to us as a result of El Paso’s and KMI’s merger. We do not have any obligation nor did we pay any amounts related to these costs.

Affiliate Balances
We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2011 Form 10-K. We have accounts receivable, net contractual imbalances and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business.
The following table summarizes our balance sheet affiliate balances (in millions):

	September 30, 2012	December 31, 2011	(1)
Accounts receivable	$3	$4
Net contractual gas imbalances and trade payables	11	44
Note payable	—	10
Contractual deposits	1	9
   —————————

(1)	Retrospectively adjusted as discussed in Note 2.
The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	(1)	2012	2011	(1)
Operating revenues	$3	$5		$11	$14
Operating expenses(2)	44	59		187	175
Reimbursement of operating expenses	1	1		3	3
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.

(2)
The 2012 periods include non-cash severance costs of $3 million and $32 million for the three and nine months ended September 30, 2012, respectively, allocated to us from El Paso as a result of KMI’s and El Paso’s merger; however, we do not have any obligation nor did we pay any amounts related to this expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	(2)	2012	2011
Accounts receivable sold to the third-party financial institution(1)	$236		$418	$751
Cash received for accounts receivable sold under the programs	141		242	437
Deferred purchase price related to accounts receivable sold	95		176	314
Cash received related to the deferred purchase price	96		191	323
 —————————

(1)	Losses recognized on the sale of accounts receivable were immaterial for the periods presented.

(2)	Because the accounts receivable sales program was terminated in June 2012, there was no activity in the three months ended September 30, 2012.

	December 31, 2011	(4)
Accounts receivable sold and held by third-party financial institution	$96
Uncollected deferred purchase price related to accounts receivable sold (3)	45
 —————————

(3)	Initially recorded at an amount which approximates its fair value using observable inputs other than quoted prices in active markets.

(4)	There were no balances outstanding as of September 30, 2012 since all balances were settled in June 2012 when the accounts receivable sales programs were terminated.

The deferred purchase price related to the accounts receivable sold was reflected as Accounts and notes receivable, net on our Consolidated Balance Sheet at December 31, 2011. Because the cash received up front and the deferred purchase price related to the sale or ultimate collection of the underlying receivables, and were not subject to significant other risks given their short term nature, we reflected all cash flows under the accounts receivable sales programs as Operating cash flows in our Consolidated Statements of Cash Flows. Under the accounts receivable sales programs, we serviced the underlying receivables for a fee.

8. Litigation, Environmental and Other Contingencies
Legal Proceedings
Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.
In December 2011 (“Brinckerhoff I”) and March 2012, (“Brinckerhoff II”) derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner. EPB was named in both lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010 and November 2010 drop down transactions involving EPB’s purchase of SLNG, Elba Express and SNG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Defendants' motion to dismiss in Brinckerhoff I was denied in part. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.
Hite Hedge LP, et al. v. El Paso Corporation, et al.
In December 2011, unitholders of EPB filed a purported class action complaint in Delaware Chancery Court against El Paso and its board members, asserting that the defendants breached their purported fiduciary duties to EPB by entering into the merger agreement with KMI. EPB and EPB’s general partner were named in the lawsuit as “Nominal Defendants.” The complaint alleges that the merger with KMI will result in fewer drop down transactions into EPB and has resulted in a reduction of the price of EPB common units. In February 2012, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint adding a derivative claim, and the defendants responded with a second motion to dismiss in April 2012. Defendants' motion to dismiss was granted. Though an appeal is likely, we believe it unlikely that the dismissal will be overturned.
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

Other Legal Matters
We and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings and claims that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of these matters, we evaluate the merits of the case or claim, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. It is possible, however, that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of September 30, 2012, we had approximately $2 million accrued for our outstanding legal proceedings. Except for the matters discussed above, we do not have any material litigation or other claim contingency matters assessed as probable or reasonably possible that would require disclosure in the financial statements.

Environmental Matters
We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect of the disposal or release of specified substances at current and former operating sites. At September 30, 2012, our accrual for environmental matters was approximately $3 million. Our accrual includes amounts for expected remediation costs and associated onsite, offsite and groundwater technical studies and related legal costs. Our accrual includes $1 million for environmental contingencies related to properties CIG previously owned.
For the remainder of 2012, we estimate that our total remediation expenditures will be approximately $2 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $5 million in the aggregate for the remainder of 2012 through 2016, including capital expenditures associated with the impact of the United States Environmental Protection Agency (EPA) rule on emissions of hazardous air pollutants from reciprocating internal combustion engines which are subject to regulations with which we have to be in compliance by October 2013.
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
Clean Air Act Emission Regulation
On April 17, 2012, the EPA issued regulations pursuant to the federal Clean Air Act to reduce various air pollutants from the oil and natural gas industry. These regulations will limit emissions from certain equipment including compressors, storage vessels and natural gas processing plants. Based on our evaluation of the regulations and its impact on our operations and our financial results, we do not anticipate a material impact on our operations or financial results.
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

During the nine months ended September 30, 2012, we acquired the remaining 14 percent interest in CIG and 100 percent of CPI, which owns 100 percent of CPG, from El Paso for consideration of $635 million. For a further discussion of this acquisition, see Part I, Item 1. Financial Statements. Note 2 “Acquisitions.”
El Paso’s and KMI’s merger became effective on May 25, 2012. During the nine months ended September 30, 2012, we continued to focus on delivering our expansion projects. Our future growth is expected through organic expansion opportunities and through strategic asset acquisitions from third parties, KMI or both. On June 1, 2012, SNG placed into service Phase III of the South System III Expansion project on time and under budget. For further discussion of our expansion projects, see our 2011 Form 10-K.

Distributable Cash Flow

As more fully described in our 2011 Form 10-K, our partnership agreement requires us to distribute 100 percent of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves). Distributable cash flow, sometimes referred to as DCF, is an overall performance metric we use as a measure of available cash. Because we distribute all of our available cash to investors, our primary objective is to grow cash distributions over time. We believe the primary measure of company performance used by us, investors and industry analysts covering MLPs is cash generation performance. Therefore, we believe DCF is our most important measure to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded MLPs within the industry.

Subsequent to El Paso's and KMI's merger, our definition of DCF has been conformed to KMI's definition. We now define DCF before certain items to be limited partners' income before certain items and depreciation and amortization (DD&A), less sustaining capital expenditures for EPB, plus DD&A less sustaining capital expenditures for Bear Creek and WYCO, our equity method investees, plus other income and expenses, net (which primarily includes deferred revenue, allowance for funds used during construction (AFUDC) equity and other non-cash items).
Our DCF was $427 million and $369 million for the nine months ended September 30, 2012 and 2011. The increase in DCF in 2012 was primarily due to our acquisition of CPI, increased ownership interests in SNG and CIG as a result of our acquisitions in 2011 and 2012 and a decrease in sustaining capital expenditures.

The table below details the reconciliation of DCF to Net Income (in millions).

	Nine Months Ended September 30,
	2012	2011
Net Income	$411	$460
Net income attributable to noncontrolling interests	(10)	(87)
Net income attributable to El Paso Pipeline Partners, L.P.	401	373
Certain items:
Cheyenne Plains pre-acquisition earnings	(22)	(27)
Project cancellation payment	—	(14)
Loss on write-off of asset	11	—
CIG environmental reserve adjustment	(6)	—
Non-cash severance costs(1)	32	—
Subtotal certain items	15	(41)
Net income attributable to El Paso Pipeline Partners, L.P. before certain items	416	332
Less: General Partner’s 2% interest allocation	(8)	(7)
General Partner’s incentive distribution	(86)	(43)
Limited Partners’ Net Income before certain items	322	282
Add/(Subtract):
Depreciation and amortization(2)	132	126
Net income attributable to noncontrolling interests before certain items	10	73
Declared distributions to noncontrolling interests before certain items	(8)	(42)
Sustaining capital expenditures(2)	(29)	(68)
Other, net (3)	—	(2)
	105	87
Distributable Cash Flow before certain items—Limited Partners	$427	$369
  —————————

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

On October 17, 2012, we declared a cash distribution of $0.58 per unit for the third quarter of 2012 (an annualized rate of $2.32 per unit). This distribution is 18 percent higher than the $0.49 per unit distribution we made for the third quarter of 2011. Our declared distribution for the third quarter of 2012 of $0.58 per unit will result in an IDR to our general partner of $36 million. Comparatively, our distribution of $0.49 per unit paid on November 14, 2011 for the third quarter of 2011 resulted in an IDR payment to our general partner in the amount of $18 million.

Results of Operations
We previously reported earnings before interest expense and income taxes as our segment performance measure. As a result of El Paso’s and KMI’s merger, management now assesses our segment performance based on earnings before depreciation and amortization (EBDA), which excludes depreciation and amortization, general and administrative expenses and interest expense, net. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets, which consists of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our segment performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below is a reconciliation of our EBDA to net income for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
EBDA(a)(b)(c)(d)	$299	$277	$886	$885
Depreciation and amortization	(46)	(45)	(137)	(135)
General and administrative expenses(e)	(28)	(31)	(120)	(95)
Interest expense, net	(74)	(70)	(218)	(195)
Net income	151	131	411	460
Net income attributable to noncontrolling interests	—	(7)	(10)	(87)
Net income attributable to El Paso Pipeline Partners, L.P.	$151	$124	$401	$373

(a)
Includes Cheyenne Plains pre-acquisition EBDA of $21 million for the three months ended September 30, 2011 and $34 million and $64 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
The nine month period ended September 30, 2011 includes $17 million of revenue related to BG LNG Services, L.L.C.’s (BG) cancellation of their commitment on Phase B of SLNG’s Elba III Expansion offset by a $3 million charge to operating expenses related to the write off of project development costs incurred in conjunction with this expansion project.

(c)	The nine month period ended September 30, 2012 includes an $11 million charge to operating expenses which was associated with a canceled software implementation project.

(d)	The nine month period ended September 30, 2012 includes a $6 million non-cash adjustment related to environmental liabilities for certain CIG environmental projects.

(e)
Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. The three and nine months ended September 30, 2012 include non-cash severance costs of $3 million and $32 million, respectively, allocated to us from El Paso as a result of KMI’s and El Paso’s merger; however, we do not have any obligation nor did we pay any amounts related to this expense.

Below are the components of EBDA, our throughput volumes and an analysis and discussion of our operating results for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 (in millions, except operating statistics).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$368	$366	$1,125	$1,143
Operating Expenses	(74)	(95)	(253)	(275)
Earnings from equity investments	4	4	11	12
Other, net	1	2	3	5
EBDA	$299	$277	$886	$885
Throughput volumes (BBtu/d)(f)	7,973	7,453	7,868	7,328

(f)
Throughput volumes are presented for WIC, CIG, SNG and CPG and exclude intrasegment volumes. The average daily volumes transported on Elba Express during the three and nine months ended September 30, 2012 and 2011 were not material.

EBDA
The items described in footnotes (a) through (d) above decreased our EBDA by $21 million and $49 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. After adjusting for these items, our EBDA increased by $43 million and $50 million for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to the following:
The CPI acquisition contributed $20 million and $29 million of EBDA for the three and nine months ended September 30, 2012 (reflecting its EBDA results for the May 24 to September 30, 2012 post-acquisition period). See Part I. Item 1. Financial Statements. Note 2 “Acquisitions” for additional information regarding the May 24, 2012 acquisition of CPG.
In the three and nine months ended September 30, 2012 compared to the same periods in 2011, SNG contributed higher EBDA of $16 million and $14 million, respectively, primarily due to higher reservation revenues in 2012 and the impact of system inventory revaluations and sales in the third quarter of 2012. SNG's reservation revenue increased $5 million and $14 million in the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively, due to the completion of Phases II and III of the South System III expansion project in June 2011 and June 2012. SNG also benefited from higher average valuation prices in 2012 associated with its system inventory, resulting in a favorable impact of $10 million and $6 million in the three and nine months ended September 30, 2012 compared to the same periods in 2011. SNG's EBDA contribution for the nine months ended September 30, 2012 versus the same period in 2011 was unfavorably impacted by higher property taxes of $4 million resulting from plant additions primarily due to completed expansion projects.
CIG contributed additional EBDA of $4 million and $3 million in the three and nine months ended September 30, 2012, respectively, compared to the same period in 2011 largely due to favorable property tax adjustments and lower pipeline maintenance and contractor costs.
General and Administrative Expenses

Excluding allocated non-cash severance costs attributable to our merger with KMI, general and administrative costs were $6 million and $7 million lower for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 primarily due to lower benefit costs resulting from merger-related employee headcount reductions.
Interest Expense, net
Our interest expense increased by $4 million and $23 million during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily due to higher average debt outstanding used to fund acquisitions and organic expansion projects. The increase in our average debt outstanding was attributable to the revolving credit facility borrowings to fund the May 24, 2012 drop down, the 2011 debt issuances of $500 million senior notes by EPPOC and $300 million senior notes by SNG as described in our 2011 Form 10-K. For a further discussion of these debt obligations, see Part I, Item 1. Financial Statements. Note 3 “Debt.”
Net Income Attributable to Noncontrolling Interests
During the three and nine months ended September 30, 2012, our net income attributable to noncontrolling interests decreased as compared to the same period in 2011 primarily due to the acquisition of incremental interests in SNG and CIG in 2011 and 2012.
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
As of September 30, 2012, we had approximately $590 million of liquidity consisting of $522 million of availability under our revolving credit facility and $68 million of cash on hand. Our outstanding short-term debt as of September 30, 2012 was $93 million, consisting of $88 million in EPPOC senior notes and $5 million in capital lease obligations. We intend to refinance our short-term debt through a combination of long-term debt and equity or additional bank credit facility borrowings to replace current maturities of long-term debt. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings. For a further discussion of our revolving credit facility, see Part I, Item 1. Financial Statements. Note 3 “Debt.”

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
All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary. During the nine months ended September 30, 2012 as compared to the same period in 2011, our discretionary capital spending decreased by $91 million primarily due to the completion of Phases II and III of the South System III Expansion project in June 2011 and June 2012, respectively. Generally, we initially fund our discretionary capital expenditures through borrowings under our credit facility until the amount borrowed is of a sufficient size to cost effectively issue either debt, or equity, or both.
Our capital expenditures for the nine months ended September 30, 2012, and the amount we expect to spend for the remainder of 2012 to grow and sustain our businesses are as follows (in millions):

	Nine Months Ended September 30, 2012(1)	2012 Remaining	Total
Sustaining(2)	$29	$19	$48
Discretionary	43	27	70
Total	$72	$46	$118
  —————————

(1)	Includes a net reduction in capital accruals of $10 million.

(2)	Includes our share of Bear Creek and WYCO sustaining capital expenditures.

Cash Flow
Our cash flows for the nine months ended September 30, 2012 are summarized as follows (in millions):

2012
Cash Flow from Operations
Net income	$411
Non-cash income adjustments	187
Change in other assets and liabilities	(75)
Total cash flow from operations	$523
Cash Inflows
Financing activities
Issuance of debt	$725
Cash contributions to subsidiaries from El Paso	2
Net proceeds from issuance of common and general partner units	279
Total cash inflow from financing	$1,006
Total cash inflow	1,529
Cash Outflows
Investing activities
Capital expenditures	(82)
Cash paid to acquire CPI	(185)
Other	(2)
Total cash outflow from investing	$(269)
Financing activities
Payments of debt, including other financing obligations	(499)
Cash distributions to unitholders and general partner	(399)
Cash distributions by subsidiaries to El Paso	(28)
Excess of cash paid for CPI over contributed book value	(180)
Cash paid to acquire additional interest in CIG	(206)
Total cash outflow from financing	$(1,312)
Total cash outflow	$(1,581)
Net change in cash and cash equivalents	$(52)

For the nine months ended September 30, 2012, we generated cash flow from operations of $523 million compared to $650 million in the same period in 2011. Our operating cash flow in 2012 decreased as compared to 2011 primarily due to a $117 million increased use of working capital primarily attributable to the termination of the accounts receivable sales program, the settlement of the CPG interest rate swaps and the project cancellation payment received in June 2011 as a result of BG exercising their cancellation option on Phase B of SLNG’s Elba III Expansion project.
During 2012, we borrowed $725 million from our revolving credit facility of which $570 million was used to fund the May 24, 2012 acquisition of CPI and the remaining interest in CIG. We also repaid $255 million of the revolving credit facility during 2012. During 2012, we issued common units and general partner units for net proceeds of $279 million, which were used to repay $172 million of CPG debt and $60 million of EPPOC debt. Also during 2012, we utilized our cash inflows to pay distributions, including the CIG distributions to El Paso of its share of available cash (see Part I, Item 1. Financial Statements. Note 6 “Related Party Transactions”), to fund maintenance and growth projects and to acquire additional interests in CIG and CPI. We made cash distributions to our unitholders of $399 million during the nine months ended September 30, 2012 compared with $302 million in the same period in 2011, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased incentive distributions to our general partner.

Information Regarding Forward-Looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A “Risk Factors” of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K and in this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2011, in Item 7A of our 2011 Form 10-K.

Item 4. Controls and Procedures.
As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

*101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. its General Partner

Date: October 30, 2012

By:	/s/ Kimberly A. Dang
Kimberly A. Dang
Vice President and Chief Financial Officer
(principal financial and accounting officer)