Form 10-Q
period 2013-03-31
El Paso Pipeline Partners, L.P.
filed 2013-05-02
CIK 1410838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____ .
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.
There were 216,315,225 Common Units and 4,414,596 General Partner Units outstanding as of April 26, 2013.

EL PASO PIPELINE PARTNERS, L.P.

EL PASO PIPELINE PARTNERS, L.P.

Company Abbreviations

Bear Creek	=	Bear Creek Storage Company, L.L.C.	KMI	=	Kinder Morgan, Inc.
CIG	=	Colorado Interstate Gas Company, L.L.C.	Shell	=	Royal Dutch Shell plc
Citigroup	=	Citigroup Global Markets, Inc.	Shell G&P	=	Shell US Gas & Power, LLC
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	Shell LNG	=	Shell NA LNG LLC
CPI	=	Cheyenne Plains Investment Company, L.L.C.	SLC	=	Southern Liquefaction Company, L.L.C.
Elba Express	=	Elba Express Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
ELC	=	Elba Liquefaction Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
El Paso	=	El Paso LLC	WIC	=	Wyoming Interstate Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	WYCO	=	WYCO Development L.L.C.
GLNG	=	Gulf LNG Energy, L.L.C.

When we refer to "us," "we," "our," "ours," or "EPB," we are describing El Paso Pipeline Partners and/or our subsidiaries.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	GAAP	=	Generally Accepted Accounting Principles in the United States of America
BBtu/d	=	billion British thermal units per day	IDR	=	incentive distribution right
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LLC	=	Limited Liability Company
EBDA	=	Earnings before depreciation and amortization	LNG	=	liquefied natural gas
EDA	=	equity distribution agreement	MLP	=	master limited partnership
DD&A	=	depreciation and amortization	MMcf/d	=	million cubic feet per day
DCF	=	distributable cash flow	Moody's	=	Moody's Investor Services
DOE	=	United States Department of Energy	NYSE	=	New York Stock Exchange
FERC	=	Federal Energy Regulatory Commission	PRP	=	Potentially Responsible Party
FASB	=	Financial Accounting Standards Board	S&P	=	Standard & Poor's Rating Services
Fitch	=	Fitch Ratings	SEC	=	United States Securities and Exchange Commission
FTA	=	Free Trade Agreement

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012	(1)
Revenues	$386	$390
Operating Costs and Expenses
Operations and maintenance	71	100
Depreciation and amortization	45	46
Taxes, other than income taxes	21	22
Total Operating Costs and Expenses	137	168
Operating Income	249	222

Other Income (Expense)
Earnings from equity investments	3	3
Interest expense, net	(75)	(72)
Other, net	(3)	2
Total Other Expense	(75)	(67)
Net Income	174	155
Net Income Attributable to Noncontrolling Interests	—	(6)
Net Income Attributable to El Paso Pipeline Partners, L.P.	$174	$149

Calculation of Limited Partners’ Interest in Net Income Attributable to El Paso Pipeline Partners, L.P.:
Net Income Attributable to El Paso Pipeline Partners, L.P.	$174	$149
Less: Pre-acquisition Earnings Allocated to General Partner	—	(14)
Income Subject to 2% Allocation of General Partner Interest	174	135
Less: General Partner’s 2% Interest Allocation	(3)	(3)
Less: General Partner’s Incentive Distribution	(45)	(21)
Limited Partners’ Interest in Net Income	$126	$111
Limited Partners’ Net Income per Unit - basic and diluted	$0.58	$0.54
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit - basic and diluted	216	206
Per Unit Cash Distribution Declared	$0.62	$0.51
 —————————
(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012	(1)
Net Income	$174	$155
Other Comprehensive Income:
Reclassification of change in fair value of derivatives to net income	—	1
Total Other Comprehensive Income	—	1
Comprehensive Income	174	156
Comprehensive Income Attributable to Noncontrolling Interests	—	(6)
Comprehensive Income Attributable to El Paso Pipeline Partners, L.P.	$174	$150
 —————————
(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$206	$114
Accounts receivable, net of allowance	139	155
Inventories	34	34
Regulatory assets	48	46
Other current assets	10	6
Total current assets	437	355

Property, plant and equipment, net	5,900	5,931
Investments	71	72
Regulatory assets	141	147
Deferred charges and other assets	77	76
Total Assets	$6,626	$6,581

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$164	$93
Accounts payable	59	67
Accrued interest	92	53
Accrued taxes, other than income	29	31
Regulatory liabilities	8	17
Contractual deposits	10	9
Accrued other current liabilities	15	11
Total current liabilities	377	281

Long-term liabilities and deferred credits
Long-term debt	4,174	4,246
Other long-term liabilities and deferred credits	71	67
Total long-term liabilities and deferred credits	4,245	4,313
Total Liabilities	4,622	4,594
Commitments and contingencies (Notes 3 and 8)
Partners’ Capital
Common units	4,268	4,253
General partner units	(2,274)	(2,276)
Accumulated other comprehensive income	10	10
Total Partners’ Capital	2,004	1,987
Total Liabilities and Partners’ Capital	$6,626	$6,581

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012	(1)
Cash Flows From Operating Activities
Net Income	$174	$155
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45	46
Earnings from equity investments	(3)	(3)
Distributions from equity investments	4	3
Amortization of regulatory assets	6	1
Other	—	2
Changes in components of working capital:
Accounts receivable	16	4
Other current assets	(3)	(2)
Accounts payable	(3)	(23)
Accrued interest	39	30
Accrued taxes, other than income	(2)	11
Regulatory assets	(1)	4
Regulatory liabilities	(9)	—
Accrued liabilities	2	6
Other long-term assets and liabilities	11	(6)
Net Cash Provided by Operating Activities	276	228

Cash Flows From Investing Activities
Capital expenditures	(28)	(26)
Other	1	(2)
Net Cash Used in Investing Activities	(27)	(28)

Cash Flows From Financing Activities
Payments of debt	(1)	(6)
Net proceeds from issuance of common and general partner units	22	—
Cash distributions to unitholders and general partner	(178)	(124)
Cash distributions by subsidiaries to El Paso	—	(20)
Cash contributions to subsidiaries from El Paso	—	1
Net Cash Used in Financing Activities	(157)	(149)

Net increase in Cash and Cash Equivalents	92	51
Cash and Cash Equivalents, beginning of period	114	120
Cash and Cash Equivalents, end of period	$206	$171
 —————————
(1) Retrospectively adjusted as discussed in Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions)
(Unaudited)

		Limited Partners Common	General Partner	Accumulated Other Comprehensive Income/(Loss)	Total EPB Partners’ Capital	Noncontrolling Interests	Total Partners’ Capital
Balance at December 31, 2011		$3,977	$(1,855)	$(7)	$2,115	$116	$2,231
Net Income	(1)	111	38	—	149	6	155
Cash distributions to unitholders and general partner		(103)	(21)	—	(124)	—	(124)
Cash distributions by subsidiaries to El Paso	(1)	—	(15)	—	(15)	(5)	(20)
Cash contributions to subsidiaries from El Paso		—	—	—	—	1	1
Other comprehensive income	(1)	—	—	1	1	—	1
Other	(1)	1	(1)	—	—	1	1
Balance at March 31, 2012	(1)	$3,986	$(1,854)	$(6)	$2,126	$119	$2,245
Balance at December 31, 2012		$4,253	$(2,276)	$10	$1,987	$—	$1,987
Net Income		126	48	—	174	—	174
Issuance of common and general partner units, net of issuance costs		21	1	—	22	—	22
Cash distributions to unitholders and general partner		(132)	(46)	—	(178)	—	(178)
Other		—	(1)	—	(1)	—	(1)
Balance at March 31, 2013		$4,268	$(2,274)	$10	$2,004	$—	$2,004
 —————————
(1) Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware MLP formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own WIC, SLNG, Elba Express, SNG, CIG, SLC and CPI, which owns CPG. WIC and CIG are interstate pipeline systems serving the Rocky Mountain region. CPG has an interstate pipeline which serves the Rocky Mountain and Midwest regions. SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia. Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States. Our equity method investments include WYCO, which is owned 50% by CIG, Bear Creek, which is owned 50% by SNG, and ELC, which is owned 51% by SLC, our subsidiary formed in October 2012. ELC was formed in January 2013 to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. KMI indirectly owns our general partner, El Paso Pipeline GP Company, L.L.C., a wholly owned subsidiary of El Paso.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in the FASB's Accounting Standards Codification, the single source of GAAP and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.
Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to in this report as our 2012 Form 10-K.
Limited Partners’ Net Income per Unit
We compute Limited Partners’ Net Income per Unit by dividing our limited partners' interest in net income by the weighted average number of units outstanding during the period.

2. Acquisitions
In May 2012, we acquired the remaining 14% interest in CIG and a 100% interest in CPG from El Paso. Subsequent to the acquisition, we had the ability to control CPG’s operating and financial decisions and policies and as a result, consolidated CPG in our financial statements. Accordingly, we retrospectively adjusted the 2012 pre-acquisition periods presented in our financial statements to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, the pre-acquisition earnings of CPG were allocated solely to our general partner. The retrospective consolidation of CPG increased net income attributable to EPB by $14 million for the three months ended March 31, 2012. The acquisition of the remaining interest in CIG was for an additional interest in an already consolidated entity; therefore, it was accounted for prospectively.

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	March 31, 2013	December 31, 2012
Current portion of debt	$164	$93
Long-term debt	4,174	4,246
Total Debt (1)	$4,338	$4,339
 —————————
(1) Amounts are net of unamortized discount of $8 million as of March 31, 2013 and December 31, 2012.
Credit Facility
As of March 31, 2013, we had no outstanding balance under our revolving credit facility and $10 million outstanding in letters of credit. Our availability under this facility as of March 31, 2013 was approximately $1.0 billion.
EPB’s Other Debt Obligations
EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express, SNG, SLC and CPG (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than 3% of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.

Debt Covenants

As of March 31, 2013, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2012 Form 10-K.

4. Partners’ Capital
As of March 31, 2013 and December 31, 2012, our partners’ capital included the following limited partner and general partner units:

	March 31, 2013	December 31, 2012
Common units:
Held by third parties	125,994,415	125,468,515
Held by KMI and affiliates	90,320,810	90,320,810
Total limited partner units	216,315,225	215,789,325
General partner units	4,414,596	4,403,765
Total units outstanding	220,729,821	220,193,090
The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s IDRs. Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.
As of March 31, 2013, KMI owns a 41% limited partner interest in us and retains its 2% general partner interest in us and all of our IDRs.

Equity Issuances

On March 7, 2013, we entered into an EDA with Citigroup. Pursuant to the provisions of the EDA, we may sell from time to time through Citigroup, as our sales agent, common units (Units) representing limited partner interests having an aggregate offering price of up to $500 million. Sales of the Units will be made by means of ordinary brokers' transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and Citigroup. Under the terms of the EDA, we may also sell Units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. Any sale of the Units to Citigroup as principal would be pursuant to the terms of a separate agreement between us and Citigroup. The EDA provides us with the right, but not the obligation to sell Units in the future, at prices we deem appropriate. We retain at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of Units to be sold through Citigroup, on a daily basis or otherwise as we and Citigroup agree.

We issued units to the public and general partner units to KMI and affiliates. The table below shows the units issued, the net proceeds from the issuances (in millions) and the ultimate use of the proceeds:

Issuance Date	Common Units	General Partner Units	Net Proceeds	Use of Proceeds
First Quarter 2013(1)	525,900	10,831	$22	General partnership purposes
 —————————

(1)	Issuances pursuant to our EDA.
Declared Distributions
The table below shows the quarterly distributions we have declared to be made to our unitholders and general partner (in millions, except for per unit amounts):

Three Months Ended	Total Quarterly Distribution Declared Per Unit	Total Cash Distribution	Date of Declaration	Date of Record	Date of Distribution
March 31, 2012	$0.51	$128	April 20, 2012	May 1, 2012	May 15, 2012
December 31, 2012	0.61	178	January 16, 2013	January 31, 2013	February 14, 2013
March 31, 2013	0.62	183	April 17, 2013	April 29, 2013	May 15, 2013
Incentive Distribution Rights

As of March 31, 2013, our general partner has elected not to reset its minimum quarterly distribution amount and increase the cash target distribution levels upon which its IDR payments are made. Therefore no Class B units have been issued as required by the general partner's reset election. Even if there has been no reset election, diluted earnings per unit may be affected if the impact of a potential reset is dilutive. Currently, diluted earnings per unit has not been impacted because the combined impact is antidilutive. For a further discussion of our reset election, see our 2012 Form 10-K.

Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. The IDRs are considered a special non-voting limited partner interest under EPB's partnership agreement. For presentation purposes, however, we include income allocations and distributions related to the IDRs within general partner's capital because our general partner currently holds the IDRs. Based on the quarterly distribution per unit declared for the three months ended March 31, 2013, our general partner will receive incentive distributions of $45 million in accordance with the partnership agreement. For a further discussion of our IDRs, see our 2012 Form 10-K.

5. Fair Value
The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations(1)	$4,161	$4,820	$4,161	$4,895
 —————————
(1) Our total other financing obligations were $177 million and $178 million as of March 31, 2013 and December 31, 2012, of which $5 million is reported as "Current portion of debt" on our Consolidated Balance Sheets for each period. For a further discussion of our total other financing obligations, see our 2012 Form 10-K.
We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the three months ended March 31, 2013, there were no changes to the inputs and valuation techniques used to measure fair value, the types of instruments, or the levels in which they were classified.
As of March 31, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, short-term borrowings and accounts receivable and payable represent their fair values based on the short-term nature of these items.
Interest Rate Derivatives
In May 2005, CPG entered into two interest rate swap agreements, which were designated as cash flow hedges and effectively converted 80% of the $266 million term loan from a floating interest rate to a fixed interest rate. In September 2012, in conjunction with the repayment of the CPG term loan, we settled the outstanding balance of our accrued liabilities related to our interest rate swaps of approximately $12 million. There was no ineffectiveness recognized for these interest rate swaps during the three months ended March 31, 2012 on our Consolidated Statements of Income. The $12 million loss on termination of these interest rate derivatives included in "Accumulated other comprehensive income" on our Consolidated Balance Sheets was deferred as a regulatory asset pursuant to the accounting requirements for regulated operations. The regulatory asset is amortized over the term of the original debt issuance.

6. Related Party Transactions

Cash Distributions
The following table summarizes our cash distributions paid prior to KMI's acquisition of El Paso (in millions):

Three Months Ended March 31,
2012
CIG distributions to noncontrolling interest holder	$5
CPG distributions of pre-acquisition earnings(1)	15
Total cash distributions to El Paso	$20
  —————————
(1) Due to the retrospective consolidation of CPG, as discussed in Note 2, the distributions made prior to its consolidation were allocated solely to our general partner and were reflected as distributions of pre-acquisition earnings.

Affiliate Balances
We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2012 Form 10-K. We have accounts receivable, net, contractual imbalances and trade payables, as well as other liabilities with our affiliates arising in the ordinary course of business.

The following table summarizes our balance sheet amounts attributable to affiliate transactions (in millions):

	March 31, 2013	December 31, 2012
Accounts receivable	$1	$7
Net contractual gas imbalance receivable(1)	1	2
Accounts payable	12	13
Financing obligations(2)	177	178
 —————————

(1)	Included in "Other current assets" on our Consolidated Balance Sheets.

(2)	Represents financing obligations payable to WYCO, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets at each period end.
The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended March 31,
	2013	2012	(1)
Operating revenues	$2	$5
Operating expenses	35	58
Reimbursement of operating expenses	—	1
 —————————

(1)	Retrospectively adjusted as discussed in Note 2.

7. Accounts Receivable Sales Programs

We participated in accounts receivable sales programs where we sold receivables in their entirety to a third-party financial institution (through wholly owned special purpose entities). In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we referred to as a deferred purchase price. The accounts receivable sales program was terminated in June 2012.
Our ability to recover the deferred purchase price was based solely on the collection of the underlying receivables. For a further discussion of our accounts receivable sales programs, see our 2012 Form 10-K.
The table below contains information related to our accounts receivable sales programs (in millions):

Three Months Ended March 31,
2012
Accounts receivable sold to the third-party financial institution(1)	$262
Cash received for accounts receivable sold under the programs	150
Deferred purchase price related to accounts receivable sold	112
Cash received related to the deferred purchase price	119
 —————————
(1) Losses recognized on the sale of accounts receivable were immaterial for the period presented.

8. Litigation, Environmental and Other Contingencies

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our businesses that may result in claims against us. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend these matters. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

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

General

As of March 31, 2013 and December 31, 2012, we have recorded a total reserve for legal proceedings in the amount of $2 million. We regularly assess the likelihood of potential adverse outcomes in pending matters in order to determine the adequacy of our reserves.

Environmental Matters

We are subject to environmental cleanup and enforcement actions from time to time. Our operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.
Superfund Matters

Included in our recorded environmental liabilities are projects where we have received notice that we have been designated or could be designated, as a PRP under the CERCLA, commonly known as Superfund, or state equivalents for one active site. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. We consider the financial strength of other PRPs in estimating our liabilities.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and others matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual resolution of such claims will occur, and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2013 and December 31, 2012, we had approximately $3 million accrued for our environmental matters. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Other Commitments

Capital Contributions for Elba Island Liquefaction Project

In January 2013, SLC, a subsidiary of EPB, and Shell G&P, a subsidiary of Shell, formed ELC, our equity method investment, to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining membership interest. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. Our portion of the capital expenditures for Phase I of the project is estimated to be approximately $510 million. Phase I of the project requires no additional DOE approval.

9. Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The regulatory assets are being recovered as cost of service in our rates over a period of approximately one year to forty-three years. The following table summarizes our regulatory asset and liability balances (in millions):

	March 31,	December 31,
	2013	2012
Current regulatory assets	$48	$46
Non-current regulatory assets	141	147
Total Regulatory Assets	$189	$193

Current regulatory liabilities	$8	$17
Non-current regulatory liabilities(1)	35	33
Total Regulatory Liabilities	$43	$50
 —————————

(1)	Included in “Other long-term liabilities and deferred credits” on our accompanying Consolidated Balance Sheets.

Rate Proceedings

WIC

The FERC had initiated a rate proceeding in 2012 to investigate WIC's rates under Section 5 of the Natural Gas Act. WIC has reached a settlement in principle with the staff of the FERC and its customers. The settlement is subject to approval by the FERC and is not expected to have a material effect on our overall financial position.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report), (ii) our consolidated financial statements and related notes included in our 2012 Form 10-K and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2012 Form 10-K.

During the three months ended March 31, 2013, we continued to focus on providing fee-based services to our customers and on developing our expansion projects. Our growth is expected to be driven by our regulated natural gas pipeline and storage assets, our LNG businesses and incremental cost and growth synergies related to KMI’s acquisition of El Paso. For further discussion of our expansion projects, see our 2012 Form 10-K.

Growth Projects

Elba Express Phase B Expansion

The Elba Express Phase B Expansion was placed in service in April 2013, which added 10,000 horsepower at a new compressor station located in Hart County, Georgia. The expansion allows Elba Express to receive 220 MMcf/d of natural gas supplies from existing interconnections with Transcontinental Gas Pipeline Company, LLC for deliveries to markets in the southeast.

Liquefaction Projects

Elba Island Liquefaction Project. In January 2013, SLC, a subsidiary of EPB, and Shell G&P, a subsidiary of Shell, formed ELC to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining 49%. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. SLNG has received DOE authorization to export the produced LNG to FTA countries and has applied for non-FTA approval. Total capital expenditures for Phase I of the project with capacity of approximately 210 Mmcf/d (1.5 million tonnes per year) are estimated to be approximately $1.0 billion and require no additional DOE approval. Shell G&P has an option for ELC to build Phase II to liquefy approximately up to an additional 140 Mmcf/d with an estimated total capital expenditure of approximately $500 million.

In January 2013, ELC signed a liquefaction services agreement with Shell LNG to provide liquefaction services. Once the project is finalized, Shell LNG will subscribe to 100% of the liquefaction capacity pertaining to Phases I and II of the aforementioned project. Subject to various regulatory approvals, Elba Express and SLNG will modify their pipeline and LNG terminal, respectively, to physically transport natural gas to the terminal and to load the LNG onto ships for export. SLNG entered into a Maintenance and Administrative and Operating Agreement with ELC in which SLNG has agreed to perform operation, maintenance and administrative services associated with the construction and operation of the liquefaction facilities. We expect to file full project applications with the FERC during the fourth quarter of 2013.

GLNG Liquefaction Project. EPB expects to purchase KMI's 50% membership interest in GLNG in the third quarter of 2013. GLNG is working with potential customers on a project to build a future LNG liquefaction export terminal on a site adjacent to its existing LNG import and regasification facility at Pascagoula, Mississippi. In June 2012, the proposed LNG export project received FTA authorization from the DOE to export for a 25-year period up to 11.5 million tonnes per year of domestically produced LNG to FTA countries, equivalent to approximately 1.5 billion cubic feet per day of natural gas. GLNG has also applied for non-FTA approval.

Results of Operations

Distributable Cash Flow

As more fully described in our 2012 Form 10-K, our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves). DCF is an overall performance metric we use as a measure of available cash. Because we distribute all of our available cash to investors, our primary objective is to grow cash distributions over time. We believe the primary measure of company performance used by us, investors and industry analysts covering MLPs is cash generation performance. Therefore, we believe DCF is our most important measure to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded MLPs within the industry.

We define DCF before certain items to be limited partners' income before certain items and DD&A, less sustaining capital expenditures, plus our share of DD&A less our share of sustaining capital expenditures for our equity method investees, plus other income and expenses, net (which primarily includes deferred revenue, non-cash AFUDC equity and other items).

Our DCF was $169 million and $143 million for the three months ended March 31, 2013 and 2012, respectively. The increase in DCF of $26 million in 2013 as compared to 2012 was primarily due to our acquisition of CPG in 2012, increased ownership interest in CIG as a result of our acquisition in 2012, higher revenue due to SNG's Phase III of the South System III expansion project placed in service in June 2012 and a decrease in sustaining capital expenditures.
The table below details the reconciliation of Net Income to DCF (in millions):

	Three Months Ended March 31,
	2013	2012
Net Income	$174	$155
Net income attributable to noncontrolling interests	—	(6)
Net income attributable to El Paso Pipeline Partners, L.P.	174	149
Certain items:
CPG pre-acquisition earnings	—	(14)
Amortization of regulatory assets related to offshore asset sale	3	—
Net income attributable to El Paso Pipeline Partners, L.P. before certain items	177	135
Less: General Partner’s 2% interest allocation	(3)	(3)
General Partner’s incentive distribution	(45)	(21)
Limited Partners’ Net Income before certain items	129	111
Add/(Subtract):
Depreciation and amortization(1)	45	43
Net income attributable to noncontrolling interests before certain items	—	6
Declared distributions to noncontrolling interests before certain items	—	(8)
Sustaining capital expenditures(1)	(5)	(8)
Other, net (2)	—	(1)
	40	32
Distributable Cash Flow before certain items—Limited Partners	$169	$143
  —————————

(1)	Includes our share of equity method investees' depreciation and amortization or sustaining capital expenditures.

(2)	Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Earnings Results

Management assesses our segment performance based on EBDA, which excludes DD&A, general and administrative expenses and interest expense, net. Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets, which consists of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our segment performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
Below is a reconciliation of our EBDA to net income for the periods presented (in millions):

	Three Months Ended March 31,
	2013	2012
EBDA(a)(b)	$314	$304
Depreciation and amortization(c)	(45)	(46)
General and administrative expenses(d)	(20)	(31)
Interest and debt expense, net(e)	(75)	(72)
Net income	174	155
Net income attributable to noncontrolling interests	—	(6)
Net income attributable to El Paso Pipeline Partners, L.P.	$174	$149
 —————————

(a)	2013 includes a $3 million decrease in EBDA related to the amortization of regulatory assets associated with SNG's sale of certain assets in November 2012;

(b)	2012 includes a $21 million increase in EBDA related to CPG's pre-acquisition EBDA;

(c)	Includes pre-acquisition depreciation and amortization expense for CPG of $3 million for 2012;

(d)
Amounts are included in "Operations and maintenance" expense on our Consolidated Statements of Income. The 2012 amount includes pre-acquisition general and administrative expenses for CPG of $1 million; and

(e)	Includes pre-acquisition interest and debt expense, net for CPG of $3 million in 2012.

Below are the components of EBDA, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended March 31,
	2013	2012
Revenues	$386	$390
Operating Expenses	(72)	(91)
Earnings from equity investments	3	3
Other, net	(3)	2
EBDA	$314	$304
Pipeline throughput volumes (BBtu/d)(f)	7,884	7,810
—————————

(f)
Throughput volumes are presented for WIC, CIG, SNG and CPG and exclude intrasegment volumes. The average daily volumes transported on Elba Express during the three months ended March 31, 2013 and 2012 were not material.

EBDA

The items described in footnotes (a) and (b) above decreased our EBDA by $24 million for 2013 as compared to the same period in 2012. After adjusting for these items, our EBDA increased by $34 million for 2013 as compared to the same period in 2012 primarily due to the following:

•
The CPG acquisition contributed $20 million of EBDA in the 2013 period (reflecting incremental EBDA in the post-acquisition period). See Part I. Item 1. Financial Statements. Note 2 “Acquisitions” for additional information regarding the May 24, 2012 acquisition of CPG; and

•
SNG contributed higher EBDA of $14 million in 2013 as compared to the same period in 2012 primarily due to increased revenue of $7 million largely attributable to the completion of Phase III of the South System III expansion project in June 2012 and increased commodity volumes due to colder weather in the first quarter of 2013. SNG also benefited by $6 million in 2013 as compared to 2012 due primarily to unfavorable gas balance revaluations in 2012 due to decline in natural gas prices and field operation and maintenance cost savings due to synergies associated with KMI's acquisition of El Paso.

General and Administrative Expenses

After adjusting for the items described in footnote (d) above, general and administrative expenses were $10 million lower in 2013 as compared to 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

Interest and Debt Expense, net

After adjusting for the items described in footnote (e) above, interest and debt expense, net, increased by $6 million in 2013 as compared to 2012 primarily due to higher average debt outstanding used to fund acquisitions and expansion projects. The increase in our average debt outstanding was primarily due to the November 2012 issuance of $475 million in senior notes by EPPOC. For a further discussion of these debt obligations, see Part I, Item 1. Financial Statements, Note 6 "Debt" of our 2012 Form 10-K.

Net Income Attributable to Noncontrolling Interests

During the 2013 period, our net income attributable to noncontrolling interests decreased as compared to the same period in 2012 primarily due to the acquisition of the remaining interest in CIG in May 2012.

Financial Condition

General

Our primary sources of cash include cash flows from operations and funds obtained through long-term financing activities and bank credit facilities. Our primary uses of cash are funding capital expenditure programs, meeting our debt service obligations, meeting operating needs and paying distributions. Our primary sources of cash and uses of cash are consistent with those described in our 2012 Form 10-K.
Liquidity and Financing
As of March 31, 2013, we had approximately $1.2 billion of liquidity consisting of approximately $1.0 billion of availability under our revolving credit facility and $206 million of cash on hand. Moody's, which has a credit rating for EPPOC of Ba1, changed its outlook in February 2013 to positive from stable. As of March 31, 2013, both S&P and Fitch maintained an investment grade credit rating for EPPOC of BBB- with a stable outlook. For a further discussion of our revolving credit facility, see Part I, Item 1. Financial Statements. Note 3 “Debt.”
Our outstanding short-term debt as of March 31, 2013 was $164 million consisting of $159 million in EPPOC and SLNG senior notes and $5 million in other financing obligations. We intend to refinance or repay our short-term debt through a combination of long-term debt and equity or additional bank credit facility borrowings to replace current maturities of long-term debt. We may generate additional sources of cash through future issuances of additional partnership units and/or future debt offerings.

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
Partnership Distributions
Our partnership agreement requires that we distribute 100% of available cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2012 Form 10-K contains additional information concerning our partnership distributions.

On April 17, 2013, we declared a cash distribution of $0.62 per unit for the three months ended March 31, 2013 (an annualized rate of $2.48 per unit). This distribution is 22% higher than the $0.51 per unit distribution we made for three months ended March 31, 2012. Our declared distribution for the three months ended March 31, 2013 of $0.62 per unit will result in an IDR to our general partner of $45 million. Comparatively, our distribution of $0.51 per unit paid on May 15, 2012 for the three months ended March 31, 2012 resulted in an IDR payment to our general partner in the amount of $21 million.
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
All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary. Generally, we initially fund our discretionary capital expenditures through borrowings under our credit facility until the amount borrowed is of a sufficient size to cost effectively issue either debt, or equity or both.
Our capital expenditures for the three months ended March 31, 2013, and the amount we expect to spend for the remainder of 2013 to grow and sustain our businesses are as follows (in millions):

	Three Months Ended March 31, 2013(1)	2013 Remaining	Total
Sustaining(2)	$5	$35	$40
Discretionary	18	129	147
Total	$23	$164	$187
 —————————
(1) Includes a net reduction in capital accruals of $5 million.
(2) Includes our share of equity method investees' sustaining capital expenditures.

Cash Flows
The following table summarizes our net cash flows from operating, investing and financing activities for each period presented (in millions):

	Three Months Ended March 31,
	2013	2012	increase/(decrease)
Net cash provided by (used in):
Operating activities	$276	$228	$48
Investing activities	(27)	(28)	(1)
Financing activities	(157)	(149)	8
Net increase in cash and cash equivalents	$92	$51	$41

Operating Activities. Cash provided by operating activities before changes in operating assets and liabilities was $22 million higher primarily due to higher net earnings in 2013. In addition, changes in operating assets and liabilities provided higher cash of $26 million primarily due to lower affiliate payables and the timing of our interest payments.

Investing Activities. Our cash flow from investing activities was relatively flat in 2013 as compared to 2012 mainly due to increased discretionary capital spending of $11 million for the Elba Express Phase B Expansion and the SLNG modifications required for the liquefaction project, offset by lower discretionary capital spending of $9 million due to completion of Phase III of the South System III Expansion project which was placed in service in June 2012.

Financing Activities. In March 2013, we received $22 million of net proceeds from unit issuances pursuant to our EDA as discussed in Note 4. In addition, our subsidiaries' cash distributions to El Paso decreased by $20 million in 2013 as compared to 2012 due to our increased ownership interest in CIG and our acquisition of CPG, as discussed in Note 6. We also made cash distributions to our unitholders of $178 million in 2013 compared with $124 million in 2012, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased IDR payments to our general partner.

Information Regarding Forward-Looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A “Risk Factors” of our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2012, in Item 7A of our 2012 Form 10-K.

Item 4. Controls and Procedures.
As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1. Note 8 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
Each exhibit identified below is filed as a part of this report. Exhibits filed with this Report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

*^10.1	Limited Liability Company Agreement of Elba Liquefaction Company, L.L.C.

*^10.2	Liquefaction Services Agreement by and between Elba Liquefaction Company, L.L.C. and Shell NA LNG, LLC, dated January 25, 2013.

*12	Ratio of Earnings to Fixed Charges.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the notes to our Consolidated Financial Statements.

 —————————
^ Certain confidential information has been omitted from this exhibit and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. its General Partner

Date: May 1, 2013

By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)