Form 10-Q
period 2013-06-30
El Paso Pipeline Partners, L.P.
filed 2013-07-31
CIK 1410838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
There were 217,827,283 Common Units and 4,445,455 General Partner Units outstanding as of July 26, 2013.

EL PASO PIPELINE PARTNERS, L.P.

EL PASO PIPELINE PARTNERS, L.P.

Company Abbreviations

Bear Creek	=	Bear Creek Storage Company, L.L.C.	KMI	=	Kinder Morgan, Inc.
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P.
Citigroup	=	Citigroup Global Markets, Inc.	Shell	=	Royal Dutch Shell plc
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	Shell G&P	=	Shell US Gas & Power, LLC
CPI	=	Cheyenne Plains Investment Company, L.L.C.	Shell LNG	=	Shell NA LNG LLC
Elba Express	=	Elba Express Company, L.L.C.	SLC	=	Southern Liquefaction Company, L.L.C.
ELC	=	Elba Liquefaction Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
El Paso	=	El Paso LLC	SNG	=	Southern Natural Gas Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	WIC	=	Wyoming Interstate Company, L.L.C.
GLNG	=	Gulf LNG Energy, L.L.C.	WYCO	=	WYCO Development L.L.C.

Unless the context otherwise requires, references to "us," "we," "our," "ours," or "EPB," are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries, as applicable.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	GAAP	=	Generally Accepted Accounting Principles in the United States of America
BBtu/d	=	billion British thermal units per day	IDR	=	incentive distribution right
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LIBOR	=	London Interbank Offered Rate
DCF	=	distributable cash flow	LLC	=	Limited Liability Company
DD&A	=	depreciation and amortization	LNG	=	liquefied natural gas
DOE	=	United States Department of Energy	MLP	=	master limited partnership
EBDA	=	Earnings before depreciation and amortization	MMcf/d	=	million cubic feet per day
EDA	=	equity distribution agreement	Moody's	=	Moody's Investor Services
FERC	=	Federal Energy Regulatory Commission	NYSE	=	New York Stock Exchange
FASB	=	Financial Accounting Standards Board	PRP	=	Potentially Responsible Party
Fitch	=	Fitch Ratings	S&P	=	Standard & Poor's Rating Services
FTA	=	Free Trade Agreement	SEC	=	United States Securities and Exchange Commission

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$359	$367	$745	$757
Operating Costs and Expenses
Operations and maintenance	80	127	151	227
Depreciation and amortization	44	45	89	91
Taxes, other than income taxes	23	22	44	44
Total Operating Costs and Expenses	147	194	284	362
Operating Income	212	173	461	395

Other Income (Expense)
Earnings from equity investments	3	4	6	7
Interest expense, net	(76)	(72)	(151)	(144)
Other, net	(3)	—	(6)	2
Total Other Expense	(76)	(68)	(151)	(135)
Net Income	136	105	310	260
Net Income Attributable to Noncontrolling Interests	—	(4)	—	(10)
Net Income Attributable to El Paso Pipeline Partners, L.P.	$136	$101	$310	$250

Calculation of Limited Partners’ Interest in Net Income Attributable to El Paso Pipeline Partners, L.P.:
Net Income Attributable to El Paso Pipeline Partners, L.P.	$136	$101	$310	$250
Less: Pre-acquisition Earnings Allocated to General Partner	—	(8)	—	(22)
Plus: Severance Costs Allocated to General Partner	1	29	1	29
Income Subject to 2% Allocation of General Partner Interest	137	122	311	257
Less: General Partner’s 2% Interest Allocation	(3)	(2)	(6)	(5)
Less: General Partner’s Incentive Distribution	(47)	(29)	(92)	(50)
Limited Partners’ Interest in Net Income	$87	$91	$213	$202
Limited Partners’ Net Income per Unit - basic and diluted	$0.40	$0.44	$0.98	$0.98
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit - basic and diluted	217	207	216	206
Per Unit Cash Distribution Declared for the period	$0.63	$0.55	$1.25	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$136	$105	$310	$260
Other Comprehensive Income:
Change in fair value of derivatives utilized for hedging purposes	—	(1)	—	(1)
Reclassification of change in fair value of derivatives to net income	—	2	—	3
Adjustments to postretirement benefit plan liabilities	—	1	—	1
Total Other Comprehensive Income	—	2	—	3
Comprehensive Income	136	107	310	263
Comprehensive Income Attributable to Noncontrolling Interests	—	(4)	—	(10)
Comprehensive Income Attributable to El Paso Pipeline Partners, L.P.	$136	$103	$310	$253

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$220	$114
Accounts receivable, net	125	155
Inventories	34	34
Regulatory assets	35	46
Other current assets	9	6
Total current assets	423	355

Property, plant and equipment, net	5,906	5,931
Investments	73	72
Regulatory assets	134	147
Deferred charges and other assets	78	76
Total Assets	$6,614	$6,581

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$164	$93
Accounts payable	47	67
Accrued interest	53	53
Accrued taxes, other than income	45	31
Regulatory liabilities	9	17
Accrued other current liabilities	23	20
Total current liabilities	341	281

Long-term liabilities and deferred credits
Long-term debt	4,173	4,246
Other long-term liabilities and deferred credits	76	67
Total long-term liabilities and deferred credits	4,249	4,313
Total Liabilities	4,590	4,594
Commitments and contingencies (Notes 3 and 8)
Partners’ Capital
Common units	4,285	4,253
General partner units	(2,271)	(2,276)
Accumulated other comprehensive income	10	10
Total Partners’ Capital	2,024	1,987
Total Liabilities and Partners’ Capital	$6,614	$6,581

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$310	$260
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	89	91
Earnings from equity investments	(6)	(7)
Distributions from equity investments	7	6
Non-cash severance costs	1	29
Amortization of regulatory assets	13	3
Other	1	19
Changes in components of working capital:
Accounts receivable	29	(41)
Other current assets, including inventories	(3)	—
Accounts payable	(22)	(27)
Accrued interest	—	(1)
Accrued taxes, other than income	12	3
Regulatory assets	11	1
Regulatory liabilities	(5)	(1)
Other current liabilities	(2)	(3)
Other long-term assets and liabilities	5	(6)
Net Cash Provided by Operating Activities	440	326

Cash Flows From Investing Activities
Capital expenditures	(56)	(54)
Cash paid to acquire CPG	—	(185)
Other, net	(1)	(5)
Net Cash Used in Investing Activities	(57)	(244)

Cash Flows From Financing Activities
Issuance of debt	—	620
Payments of debt	(3)	(111)
Net proceeds from issuance of common and general partner units	87	1
Cash distributions to unitholders and general partner	(361)	(253)
Cash distributions by subsidiaries to El Paso	—	(28)
Cash contributions to subsidiaries from El Paso	—	2
Excess of cash paid for CPG over contributed book value	—	(180)
Cash paid to acquire remaining interest in CIG	—	(206)
Net Cash Used in Financing Activities	(277)	(155)

Net increase (decrease) in Cash and Cash Equivalents	106	(73)
Cash and Cash Equivalents, beginning of period	114	120
Cash and Cash Equivalents, end of period	$220	$47
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions, Except Units)
(Unaudited)

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Units	Amount	Units	Amount
Limited partner common:
Beginning Balance	215,789,325	$4,253	205,698,750	$3,977
Net income		213		202
Issuance of units, net of issuance costs	2,037,958	85		—
Cash distributions to unitholders		(266)		(208)
Units issued to acquire interests in CIG and CPG		—	1,920,751	—
Other		—		1
Ending Balance	217,827,283	4,285	207,619,501	3,972
General partner:
Beginning Balance	4,403,765	(2,276)	4,197,822	(1,855)
Net income		97		48
Issuance of units	41,690	2	39,199	1
Cash distributions to general partner		(95)		(45)
Cash distributions by subsidiaries to El Paso		—		(15)
Cash paid to general partner to acquire interests in CIG and CPG		—		(571)
Acquisition of remaining interest in CIG		—		114
Non-cash contributions from general partner		1		29
Other		—		(1)
Ending Balance	4,445,455	(2,271)	4,237,021	(2,295)
Accumulated other comprehensive income (loss):
Beginning Balance		10		(7)
Acquisition of remaining interest in CIG		—		1
Other Comprehensive Income		—		2
Ending Balance		10		(4)
Total EPB Partners' Capital	222,272,738	2,024	211,856,522	1,673
Noncontrolling interests:
Beginning Balance		—		116
Net income		—		10
Cash distributions by subsidiaries to El Paso		—		(13)
Cash contributions to subsidiaries from El Paso		—		2
Acquisition of remaining interest in CIG		—		(115)
Ending Balance		—		—
Total Partners' Capital	222,272,738	$2,024	211,856,522	$1,673

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware MLP formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own WIC, SLNG, Elba Express, SNG, CIG, SLC and CPI, which owns CPG. WIC and CIG are interstate pipeline systems serving the Rocky Mountain region. CPG is an interstate pipeline which serves the Rocky Mountain and Midwest regions. SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia. Elba Express and SNG are interstate pipeline systems serving the southeastern region of the United States. Our equity method investments include WYCO, which is owned 50% by CIG, Bear Creek, which is owned 50% by SNG, and ELC, which is owned 51% by SLC, our subsidiary formed in October 2012. ELC was formed in January 2013 to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. KMI indirectly owns our general partner, El Paso Pipeline GP Company, L.L.C., a wholly owned subsidiary of El Paso.

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

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, which we refer to in this report as our 2012 Form 10-K.

Limited Partners’ Net Income per Unit

We compute Limited Partners’ Net Income per Unit by dividing our limited partners’ interest in net income by the weighted average number of common units outstanding during the period.

2. Acquisitions
In May 2012, we acquired the remaining 14% interest in CIG and a 100% interest in CPG from El Paso. Subsequent to the acquisition, we had the ability to control CPG’s operating and financial decisions and policies and as a result, consolidated CPG in our financial statements. Accordingly, we retrospectively adjusted the 2012 pre-acquisition periods presented in our financial statements to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, the pre-acquisition earnings of CPG were allocated solely to our general partner. The retrospective consolidation of CPG increased net income attributable to EPB by $8 million and $22 million for the three and six months ended June 30, 2012. The acquisition of the remaining interest in CIG was for an additional interest in an already consolidated entity; therefore, it was accounted for prospectively. We decreased our historical noncontrolling interest in CIG for the May 2012 acquisition by $115 million and reflected that amount as an increase to general partner’s capital and accumulated other comprehensive income.

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	June 30, 2013	December 31, 2012
EPPOC
Senior Notes, 8.00%, due 2013	$88	$88
Senior Notes, 4.10%, due 2015	375	375
Senior Notes, 6.50%, due 2020	535	535
Senior Notes, 5.00%, due 2021	500	500
Senior Notes, 7.50%, due 2040	375	375
Senior Notes, 4.70%, due 2042	475	475
Revolving credit facility, variable, due 2016 (1)	—	—
CIG
Senior Notes, 5.95%, due 2015	35	35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
SLNG
Senior Notes, 9.50%, due 2014	71	71
Senior Notes, 9.75%, due 2016	64	64
SNG
Notes, 5.90%, due 2017	500	500
Notes, 4.40%, due 2021	300	300
Notes, 7.35%, due 2031	153	153
Notes, 8.00%, due 2032	258	258
Total long-term debt	4,169	4,169
Other financing obligations	176	178
Total long-term debt and other financing obligations	4,345	4,347
Less: Unamortized discount	8	8
Less: Current portion of debt	164	93
Total long-term debt and other financing obligations, less current maturities	$4,173	$4,246
 —————————
(1) LIBOR plus 1.75%.
Credit Facility
As of June 30, 2013, we had no outstanding balance under our revolving credit facility and $10 million outstanding in letters of credit. Our availability under this facility as of June 30, 2013 was approximately $990 million.
EPB’s Other Debt Obligations
EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express, SNG, CPG and SLC (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt are less than 3% of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies either through dividend or loan.

Debt Covenants
As of June 30, 2013, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2012 Form 10-K.
4. Partners’ Capital
As of June 30, 2013 and December 31, 2012, our partners’ capital included the following limited partner and general partner units:

	June 30, 2013	December 31, 2012
Common units:
Held by third parties	127,506,473	125,468,515
Held by KMI and affiliates	90,320,810	90,320,810
Total limited partner units	217,827,283	215,789,325
General partner units	4,445,455	4,403,765
Total units outstanding	222,272,738	220,193,090
The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s IDRs. Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.
As of June 30, 2013, KMI owns a 41% limited partner interest in us and retains its 2% general partner interest in us and all of our IDRs.
Equity Issuances
On March 7, 2013, we entered into an EDA with Citigroup. Pursuant to the provisions of the EDA, we may sell from time to time through Citigroup, as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $500 million. Sales of the common units will be made by means of ordinary brokers' transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and Citigroup. Under the terms of the EDA, we may also sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. Any sale of the common units to Citigroup as principal would be pursuant to the terms of a separate agreement between us and Citigroup. The EDA provides us with the right, but not the obligation, to offer and sell common units, at prices to be determined by market conditions. We retain at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of common units to be sold through Citigroup, on a daily basis or otherwise as we and Citigroup agree.
The table below shows the units issued, the net proceeds from the issuances (in millions) and the use of the proceeds:

Issuance Period	Common Units	General Partner Units	Net Proceeds	Use of Proceeds
First Quarter 2013 (1)	525,900	10,831	$22	General partnership purposes
Second Quarter 2013 (1)	1,512,058	30,859	65	General partnership purposes
—————————
(1) Issuances pursuant to our EDA. Net proceeds includes proceeds from issuances to our general partner to maintain its 2% ownership interest in us.

Declared Distributions

The table below shows the distributions we declared for or paid in the three and six months ended June 30, 2013 and 2012 (in millions, except for per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per unit cash distribution declared for the period	$0.63	$0.55	$1.25	$1.06
Per unit cash distribution paid in the period	0.62	0.51	1.23	1.01
Cash distributions paid in the period to all unitholders	183	128	361	253
General Partner’s incentive distribution:
Declared for the period	47	29	92	50
Paid in the period	45	21	88	40

Incentive Distribution Rights

As of June 30, 2013, our general partner has not elected to reset its minimum quarterly distribution amount and increase the cash target distribution levels upon which its IDR payments are made. Therefore, no Class B units have been issued as required by the general partner's reset election. Even if there has been no reset election, diluted earnings per unit may be affected if the impact of a potential reset is dilutive. Currently, diluted earnings per unit has not been impacted because the combined impact is antidilutive. For a further discussion of our reset election, see our 2012 Form 10-K.

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

5. Fair Value
The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations(1)	$4,161	$4,644	$4,161	$4,895
 —————————
(1) Our total other financing obligations were $176 million and $178 million as of June 30, 2013 and December 31, 2012, of which $5 million is reported as "Current portion of debt" on our Consolidated Balance Sheets for each period. For a further discussion of our total other financing obligations, see our 2012 Form 10-K.
We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2013, there were no changes to the inputs and valuation techniques used to measure fair value, of these instruments, or the levels in which they were classified.
As of June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, short-term borrowings and accounts receivable and payable represent their fair values based on the short-term nature of these items.

Interest Rate Derivatives
In May 2005, CPG entered into two interest rate swap agreements, which were designated as cash flow hedges and effectively converted 80% of the $266 million term loan from a floating interest rate to a fixed interest rate. In September 2012, in conjunction with the repayment of the CPG term loan, we settled the outstanding balance of our accrued liabilities related to our interest rate swaps of approximately $12 million. There was no ineffectiveness recognized for these interest rate swaps during the three and six months ended June 30, 2012 on our Consolidated Statements of Income. The $12 million loss on termination of these interest rate derivatives included in "Accumulated other comprehensive income" on our Consolidated Balance Sheets was deferred as a regulatory asset pursuant to the accounting requirements for regulated operations. The regulatory asset is amortized over the term of the original debt issuance.

6. Related Party Transactions
Cash Distributions
The following table summarizes our cash distributions paid to El Paso prior to KMI's acquisition of El Paso (in millions):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

CIG distributions to noncontrolling interest holder	$8	$13
CPG distributions of pre-acquisition earnings(1)	—	15
Total cash distributions to El Paso	$8	$28
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
Affiliate Balances
We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2012 Form 10-K. The following table summarizes our balance sheet amounts attributable to affiliate transactions (in millions):

	June 30, 2013	December 31, 2012
Accounts receivable, net	$4	$7
Contractual gas imbalance receivable(1)	—	2
Accounts payable	9	13
Financing obligations(2)	176	178
   —————————
(1) Included in "Other current assets" on our Consolidated Balance Sheets.
(2) Represents financing obligations payable to WYCO, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets at each period end.
The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues	$2	$3	$4	$8
Operating expenses (1)	41	85	76	143
Reimbursement of operating expenses	—	1	—	2
 —————————
(1) Includes non-cash severance costs of $1 million for the three and six months ended June 30, 2013 and $29 million for the three and six months ended June 30, 2012, allocated to us from our general partner as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense.

7. Accounts Receivable Sales Programs
We participated in accounts receivable sales programs where we sold receivables in their entirety to a third-party financial institution (through wholly owned special purpose entities). In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we referred to as a deferred purchase price. During the three and six months ended June 30, 2012, we sold $156 million and $418 million, respectively, of accounts receivable to the third-party financial institution, for which we received $92 million and $242 million, respectively, of cash up front and had a deferred purchase price of $64 million and $176 million, respectively. We received $72 million and $191 million for the three and six months ended June 30, 2012 of cash when the underlying receivables were collected during 2012. Losses recognized on the sale of accounts receivable were immaterial for the three and six month periods. The accounts receivable sales program was terminated in June 2012.
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

Legal Proceedings

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (“Brinckerhoff I”), March 2012 (“Brinckerhoff II”) and May 2013 ("Brinckerhoff III"), derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., our general partner, and the directors of our general partner. We were named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010 and May 2012 drop down transactions involving our purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration we paid was excessive. Defendants' motion to dismiss in Brinckerhoff I was denied in part. Brinckerhoff I and II have been consolidated into one proceeding.  A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.
Allen v. El Paso Pipeline GP Company, L.L.C., et al.
In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against us, and our general partner and its board. We were named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to us of a 25% ownership interest in SNG. Defendants' motion to dismiss was denied. Defendants continue to believe this action is without merit and intend to defend against it vigorously.
General
As of June 30, 2013 and December 31, 2012, our total reserve for legal proceedings amounted to $2 million.
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

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against SNG, and approximately one hundred energy companies, alleging that defendants' drilling, dredging, pipeline and industrial operations since the 1930's have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization.
Superfund Matters
Included in our recorded environmental liabilities are projects where we have received notice that we have been designated, or could be designated, as a PRP under the CERCLA, commonly known as Superfund, or state equivalents for one active site. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. We consider the financial strength of other PRPs in estimating our liabilities.
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and others matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash distributions. As of June 30, 2013 and December 31, 2012, we had approximately $3 million accrued for our environmental matters.
Other Commitments
Capital Contributions for Elba Island Liquefaction Project
In January 2013, SLC, a subsidiary of EPB, and Shell G&P, a subsidiary of Shell, formed ELC, our equity method investment, to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining membership interest. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. Our portion of the capital expenditures for Phase I of the project is estimated to be approximately $850 million, which includes capital expenditures expected for ancillary facilities on Elba Express and SLNG. Phase I of the project requires no additional DOE approval.

9. Regulatory Matters

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. The regulatory assets are being recovered as cost of service in our rates over a period of approximately one year to forty-two years. The following table summarizes our regulatory asset and liability balances (in millions):

	June 30, 2013	December 31, 2012
Current regulatory assets	$35	$46
Non-current regulatory assets	134	147
Total Regulatory Assets	$169	$193

Current regulatory liabilities	$9	$17
Non-current regulatory liabilities(1)	36	33
Total Regulatory Liabilities	$45	$50
 —————————

(1)	Included in “Other long-term liabilities and deferred credits” on our accompanying Consolidated Balance Sheets.

Rate Proceedings

WIC

The FERC initiated a rate proceeding in November 2012 to investigate WIC's rates under Section 5 of the Natural Gas Act. On June 24, 2013, WIC filed an Offer of Settlement with the FERC that seeks to fully resolve the FERC's rate investigation. WIC's proposed settlement, agreed to by all active parties, provides for a two-phase, base tariff rate reductions to be effective on July 1, 2013 and January 1, 2014, as well as rate certainty for the parties during a three-year moratorium on new rates through July 1, 2016. The proposed settlement is subject to approval by the FERC and is not expected to have a material effect on our ongoing operations.

SNG

On January 31, 2013, the FERC approved SNG's request to amend its January 2010 rate settlement with its customers. The amendment extended the required filing date for SNG's rate case from February 28, 2013 to no later than May 31, 2013. On May 2, 2013, SNG filed a comprehensive settlement with its customers to resolve all matters relating to its rates. The FERC approved the comprehensive settlement on July 12, 2013. Under the settlement, customers must extend all firm service agreements through August 31, 2016, and SNG cannot file a Section 4 rate case to be effective earlier than September 1, 2016. The settlement also includes a two-phase reduction in rates effective on September 1, 2013 and November 1, 2015, which will reduce annual revenues by approximately $34 million and an additional $14 million, respectively. The settlement prohibits both SNG and its customers from requesting a  change to SNG's rates during a three-year moratorium through August 31, 2016 and requires SNG to file a new rate case to be effective no later than September 1, 2018.

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
During the six months ended June 30, 2013, we continued to focus on providing fee-based services to our customers and on developing our expansion projects. Our growth is expected to be driven by our regulated natural gas pipeline and storage assets, our LNG businesses and incremental cost and growth synergies related to KMI’s acquisition of El Paso. For further discussion of our expansion projects, see our 2012 Form 10-K.
Growth Projects
Elba Express Phase B Expansion
The Elba Express Phase B Expansion was placed in service in April 2013, adding 10,000 horsepower at a new compressor station located in Hart County, Georgia. The expansion allows Elba Express to receive 220 MMcf/d of natural gas supplies from existing interconnections with Transcontinental Gas Pipeline Company, LLC for deliveries to markets in the southeast.
Liquefaction Projects

Elba Island Liquefaction Project. In January 2013, SLC, a subsidiary of EPB, and Shell G&P, a subsidiary of Shell, formed ELC to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining 49%. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. SLNG has received DOE authorization to export the produced LNG to FTA countries and has applied for non-FTA approval. Phase I of the project will have capacity of approximately 210 MMcf/d (1.5 million tonnes per year) and requires no additional DOE approval. As part of Phase I, we also expect to incur additional capital expenditures related to ancillary facilities on Elba Express and SLNG. EPB's portion of the capital expenditures for Phase I of the project is estimated to be approximately $850 million, which includes capital expenditures related to the ancillary facilities. Shell G&P has an option for ELC to build Phase II to liquefy approximately up to an additional 140 Mmcf/d with an estimated total capital expenditure of approximately $500 million.

In January 2013, ELC signed a liquefaction services agreement with Shell LNG to provide liquefaction services. Once the project is finalized, Shell LNG will subscribe to 100% of the liquefaction capacity pertaining to Phases I and II of the aforementioned project. Subject to various regulatory approvals, Elba Express and SLNG will modify their pipeline and LNG terminal, respectively, to physically transport natural gas to the terminal and to load the LNG onto ships for export. SLNG entered into a Maintenance and Administrative and Operating Agreement with ELC in which SLNG has agreed to perform operation, maintenance and administrative services associated with the construction and operation of the liquefaction facilities. We expect to file full project applications with the FERC during 2014.

2013 Outlook

EPB expects to distribute $2.55 per unit for 2013. However, KMI has elected to postpone its offer of GLNG until there is more clarity regarding a potential GLNG export expansion project. At such time, KMI will decide whether to offer GLNG to KMP or EPB. As a result, EPB's excess cash coverage for 2013 while still positive, is expected to be lower than our budget of $25 million. KMI has not determined to which MLP it may offer its remaining potential drop-down assets.

Our Outlook for 2013 is not a guarantee of performance. This Outlook involves risks, uncertainties, and assumptions.  Further, many of the factors that will determine these results are beyond our ability to control or predict.  Because of these uncertainties, it is advisable to not put undue reliance on any forward-looking statement. We plan to provide updates to our 2013 Outlook when we believe previously disclosed projections no longer have a reasonable basis. For more information, refer to "Information Regarding Forward-Looking Statements" and our 2012 Form 10-K, Item 1A "Risk Factors."

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

Our DCF was $129 million and $135 million for the three months ended June 30, 2013 and 2012, respectively. The $6 million net decrease in DCF in 2013 as compared to 2012 was primarily due to a higher general partner's incentive distribution, partially offset by contributions from the acquisition of CPG, higher revenue due to SNG's Phase III of the South System III expansion project placed in service in June 2012 and the Elba Express Phase B Expansion project placed in service in April 2013.

Our DCF was $298 million and $278 million for the six months ended June 30, 2013 and 2012, respectively. The increase in DCF of $20 million in 2013 as compared to 2012 was primarily due to contributions from the acquisition of CPG and increased ownership interests in CIG in 2012, higher revenue due to SNG's Phase III of the South System III expansion project placed in service in June 2012 and the Elba Express Phase B Expansion project placed in service in April 2013, partially offset by a higher general partner's incentive distribution.

The table below details the reconciliation of Net Income to DCF (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$136	$105	$310	$260
Net income attributable to noncontrolling interests	—	(4)	—	(10)
Net income attributable to El Paso Pipeline Partners, L.P.	136	101	310	250
Certain items:
CPG pre-acquisition earnings	—	(8)	—	(22)
Loss on write-off of asset	—	11	—	11
CIG environmental reserve adjustment	—	(6)	—	(6)
Non-cash severance costs(1)	1	29	1	29
Amortization of regulatory assets related to offshore asset sale	3	—	6	—
SNG offshore assets hurricane repair costs	2	—	2	—
Sales and use tax reserve adjustment	2	—	2	—
Net income attributable to El Paso Pipeline Partners, L.P. before certain items	144	127	321	262
Less: General Partner’s 2% interest allocation	(3)	(2)	(6)	(5)
General Partner’s incentive distribution	(47)	(29)	(92)	(50)
Limited Partners’ Net Income before certain items	94	96	223	207
Add/(Subtract):
Depreciation and amortization(2)	44	43	89	86
Net income attributable to noncontrolling interests before certain items	—	4	—	10
Declared distributions to noncontrolling interests before certain items	—	—	—	(8)
Sustaining capital expenditures(2)	(10)	(8)	(15)	(16)
Other, net (3)	1	—	1	(1)
	35	39	75	71
Distributable Cash Flow before certain items—Limited Partners	$129	$135	$298	$278
  —————————
(1) Reflects the non-cash severance costs allocated to us from our general partner as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense.
(2) Includes our share of equity method investees' depreciation and amortization or sustaining capital expenditures.
(3) Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Earnings Results

Management assesses our segment performance based on EBDA, which excludes DD&A, general and administrative expenses and interest expense, net. Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets, which consist of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our segment performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below are the components of EBDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$359	$367	$745	$757
Operating Expenses
Operation and maintenance	(80)	(127)	(151)	(227)
General and administrative expenses	22	61	42	92
Operation and maintenance, excluding general and administrative expenses	(58)	(66)	(109)	(135)
Taxes, other than income taxes	(23)	(22)	(44)	(44)
Operating Expenses	(81)	(88)	(153)	(179)
Earnings from equity investments	3	4	6	7
Other, net	(3)	—	(6)	2
EBDA	$278	$283	$592	$587

Below is a reconciliation of our EBDA to net income attributable to EPB, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
EBDA(1)(2)	$278	$283	$592	$587
Depreciation and amortization(3)	(44)	(45)	(89)	(91)
General and administrative expenses(4)	(22)	(61)	(42)	(92)
Interest expense, net(5)	(76)	(72)	(151)	(144)
Net income	136	105	310	260
Net income attributable to noncontrolling interests	—	(4)	—	(10)
Net income attributable to El Paso Pipeline Partners, L.P.	$136	$101	$310	$250
Throughput volumes (BBtu/d)(6)	7,239	7,820	7,560	7,814
  —————————

(1)	2013 includes a $7 million and a $10 million decrease in EBDA for the three and six month periods related to the following certain items:

a.
a $3 million and $6 million decrease in EBDA, included in Other, net on our Consolidated Statements of Income, for the three and six month periods related to the amortization of regulatory assets associated with SNG's sale of certain assets in November 2012;

b.	a $2 million decrease in EBDA, included in operating expenses, for the three and six month periods related to SNG's sales and use tax audit interests and penalties; and

c.	a $2 million decrease in EBDA, included in operating expenses, for the three and six month periods related to SNG offshore assets hurricane repair costs.

(2)	2012 includes an $8 million and a $29 million increase in EBDA for the three and six month periods related to the following certain items:

a.
a $13 million (comprised of $16 million of revenues and $3 million of operating expenses) and $34 million (comprised of $45 million of revenues and $11 million of operating expenses) increase in EBDA for the three and six month periods related to CPG's pre-acquisition EBDA;

b.	an $11 million charge to operating expenses for the three and six month periods attributable to a canceled software implementation project; and

c.	a $6 million non-cash adjustment reducing operating expenses for the three and six month periods for environmental liabilities associated with certain CIG environmental projects.

(3)	2012 includes pre-acquisition depreciation and amortization expense for CPG of $2 million and $5 million for the three and six month periods.

(4)	Includes certain items as follows:

a.
2013 includes non-cash severance costs of $1 million for the three and six month periods allocated to us from our general partner as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense;

b.	2012 includes non-cash severance costs of $29 million for the three and six month periods allocated to us from our general partner as a result of KMI’s acquisition of El Paso; and

c.	2012 also includes pre-acquisition general and administrative expense for CPG of $2 million and $3 million for the three and six month periods.

(5)	2012 includes pre-acquisition interest expense, net for CPG of $1 million and $4 million for the three and six month periods.

(6)	Throughput volumes are presented for WIC, CIG, SNG, CPG and Elba Express and exclude intrasegment volumes. The average daily volumes transported on Elba Express during 2012 were not material.

EBDA

Combined, the items described in footnotes (1) and (2) above decreased our EBDA by $15 million and $39 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. Following is information related to the remaining changes in EBDA and revenues for the three and six months ended June 30, 2013 compared to the corresponding periods in 2012 (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	EBDA	Revenues	EBDA	Revenues
	increase/(decrease)
CPG	$11	$14	$31	$40
SNG	(4)	(1)	10	5
Elba Express	6	6	6	6
Other	(3)	(11)	(3)	(18)
Total EPB	$10	$8	$44	$33

•
The CPG acquisition contributed higher EBDA of $11 million (comprised of $14 million of higher revenues and $3 million of higher operating expenses) and $31 million (comprised of $40 million of higher revenues and $9 million of higher operating expenses) for the three and six months ended June 30, 2013 as compared to the May 25, 2012 to June 30, 2012 post-acquisition period. See Part I. Item 1. Financial Statements. Note 2 “Acquisitions” for additional information regarding the May 24, 2012 acquisition of CPG;

•
SNG contributed lower EBDA of $4 million (comprised of $1 million of lower revenues and $3 million of higher operating expenses) for the three month period and higher EBDA of $10 million (comprised of $5 million of higher revenues, $7 million of lower operating expenses and $2 million of lower AFUDC equity reported as “Other, net”) for the six month period. The South System III Phase III Expansion project, which was completed in June 2012, contributed $2 million and $6 million of higher revenues for the three and six month periods, which was more than offset in the three month period and partially offset in the six month period by lower usage revenues of $3 million and $1 million for these periods primarily due to reduced throughput volumes. SNG benefited by $7 million of lower operating expense during the six month period primarily due to unfavorable gas balance revaluations attributable to lower natural gas prices in 2012 and field operation and maintenance cost savings due to synergies resulting from KMI's acquisition of El Paso. Additionally, SNG's EBDA was unfavorably impacted by higher property taxes of $1 million and $2 million for the three and six month periods due to the placement of the South System III Phase III expansion project in service in June 2012;

•
Elba Express contributed higher EBDA of $6 million for each of the three and six month periods primarily due to higher revenues of $6 million resulting from the placement of the Elba Express Phase B Expansion project in service in April 2013; and

•
WIC, which is included in Other, was unfavorably impacted by lower revenues of $2 million and $3 million for the three and six month periods largely due to the nonrenewal of expiring contracts and restructuring of certain contracts at lower volumes or discounted rates. Additionally, in December 2012, WIC terminated some of its seamless single nomination services that previously provided natural gas deliveries through WIC and interconnected third party pipeline systems for certain customers, which for the three and six month periods resulted in lower revenue of $5 million and $10 million and a corresponding offset within EBDA of lower transportation expense of $5 million and $10 million associated with the third party service providers.

General and Administrative Expenses
After adjusting for the items described in footnote (4) above, general and administrative costs were $9 million and $19 million lower for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

Interest Expense, net
After adjusting for the items described in footnote (5) above, our interest expense, net increased by $5 million and $11 million during the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily due to the November 2012 issuance of $475 million in senior notes by EPPOC, which was used to pay down the revolving credit facility borrowings. For a further discussion of these debt obligations, see Part I, Item 1. Financial Statements, Note 6 “Debt” of our 2012 Form 10-K.

Net Income Attributable to Noncontrolling Interests
During the three and six months ended June 30, 2013, our net income attributable to noncontrolling interests decreased as compared to the same periods in 2012 primarily due to the acquisition of the remaining interest in CIG in May 2012.
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
Liquidity and Financing
As of June 30, 2013, we had approximately $1.2 billion of liquidity consisting of $990 million of availability under our revolving credit facility and $220 million of cash on hand. Moody's, which has a credit rating for EPPOC of Ba1, changed its outlook in February 2013 to positive from stable. As of June 30, 2013, both S&P and Fitch maintained an investment grade credit rating for EPPOC of BBB- with a stable outlook.
Our outstanding short-term debt as of June 30, 2013 was $164 million, consisting of $159 million in EPPOC and SLNG senior notes and $5 million in other financing obligations. We intend to refinance or repay our short-term debt through a combination of long-term debt and equity or additional bank credit facility borrowings to replace current maturities of long-term debt. We may generate additional sources of cash through future issuances of additional partnership units, including EDA issuances, and/or future debt offerings.
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
On July 17, 2013, we declared a cash distribution of $0.63 per unit for the three months ended June 30, 2013 (an annualized rate of $2.52 per unit). This distribution is 15% higher than the $0.55 per unit distribution we made for three months ended June 30, 2012. Our declared distribution for the three months ended June 30, 2013 of $0.63 per unit will result in an IDR to our general partner of $47 million. Comparatively, our distribution of $0.55 per unit paid on August 14, 2012 for the three months ended June 30, 2012 resulted in an IDR payment to our general partner in the amount of $29 million.
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

Our capital expenditures for the six months ended June 30, 2013, and the amount we expect to spend for the remainder of 2013 to grow and sustain our businesses are as follows (in millions):

	Six Months Ended June 30, 2013(1)	2013 Remaining	Total(2)
Sustaining	$15	$29	$44
Discretionary	49	92	141
Total	$64	$121	$185
  —————————

(1)	Includes a net increase in capital accruals of $3 million.

(2)	Includes capitalized AFUDC and our share of equity method investees' capital expenditures.

Cash Flows
The following table summarizes our net cash flows from operating, investing and financing activities for each period presented (in millions):

	Six Months Ended June 30,
	2013	2012	increase/(decrease)
Net cash provided by (used in):
Operating activities	$440	$326	$114
Investing activities	(57)	(244)	187
Financing activities	(277)	(155)	(122)
Net increase (decrease) in cash and cash equivalents	$106	$(73)	$179
Operating Activities. Cash provided by operating activities before changes in operating assets and liabilities was $14 million higher primarily due to higher net earnings in 2013. In addition, changes in operating assets and liabilities provided higher cash of $100 million primarily due to the timing of our customer collections, the timing of our ad valorem tax payments and the termination of the accounts receivable sales program in June 2012.
Investing Activities. Our cash flow from investing activities increased primarily due to the cash outlay of $185 million (representing CPG's book value) made during May 2012 to purchase CPG, as further discussed in Note 2.
Financing Activities. During 2013, we received $87 million of net proceeds from our common and general partner unit issuances as discussed in Note 4. During 2012, we paid $206 million to acquire the remaining interest in CIG and an additional $180 million of excess cash over contributed book value for CPG as further discussed in Note 2. We financed the cash payment of the acquisition through borrowings of $570 million under our credit facility. In addition, our subsidiaries distributed $28 million to El Paso in 2012 as discussed in Note 6. We also paid $108 million of higher cash distributions to our unitholders in 2013 as compared to 2012, due to a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased IDR payments to our general partner.

Rate Case Settlements

See Item 1. Financial Statements, Note 9 “Regulatory Matters” for information related to rate case settlements for WIC and SNG.

These settlements are consistent with management's expectations and are not expected to materially impact our future cash flow projections, including our expected 2013 distributions.

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
See Part I, Item 1A “Risk Factors” in our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2012, in Item 7A of our 2012 Form 10-K.

Item 4. Controls and Procedures.
As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Partners' Capital for the six months ended June 30, 2013 and 2012 and (vi) the notes to our Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. its General Partner

Date: July 31, 2013

By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)