Form 10-Q/A
period 2013-03-31
El Paso Pipeline Partners, L.P.
filed 2013-08-16
CIK 1410838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE
El Paso Pipeline Partners, L.P. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (filed with the Securities and Exchange Commission on May 2, 2013) to amend Exhibit 10.1 (Limited Liability Company Agreement of Elba Liquefaction Company, L.L.C.) and Exhibit 10.2 (Liquefaction Services Agreement by and between Elba Liquefaction Company, L.L.C. and Shell NA LNG, LLC) (the “Exhibits”) in response to communications from the staff of the Securities and Exchange Commission regarding our request for confidential treatment for certain portions of the Exhibits. Item 6 of Part II of the original filing is hereby amended to include revised redacted versions of the Exhibits. All other items of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 are unaffected by the change described above and have been omitted from this Amendment No. 1.

Item 6. Exhibits.
Each exhibit identified below is filed as a part of this report. Exhibits filed with this Amendment No. 1 are designated by “*.” Exhibits previously filed are designated by “**.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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

*^10.1	Limited Liability Company Agreement of Elba Liquefaction Company, L.L.C.
*^10.2	Liquefaction Services Agreement by and between Elba Liquefaction Company, L.L.C. and Shell NA LNG, LLC, dated January 25, 2013.
**12	Ratio of Earnings to Fixed Charges.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101
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

Date: August 16, 2013

By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)

4