Form 10-Q
period 2013-09-30
El Paso Pipeline Partners, L.P.
filed 2013-10-29
CIK 1410838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
There were 217,827,283 Common Units and 4,445,455 General Partner Units outstanding as of October 25, 2013.

EL PASO PIPELINE PARTNERS, L.P.

EL PASO PIPELINE PARTNERS, L.P.

Company Abbreviations

Bear Creek	=	Bear Creek Storage Company, L.L.C.	GLNG	=	Gulf LNG Energy, L.L.C.
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMI	=	Kinder Morgan, Inc.
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	SLC	=	Southern Liquefaction Company, L.L.C.
CPI	=	Cheyenne Plains Investment Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
Elba Express	=	Elba Express Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
ELC	=	Elba Liquefaction Company, L.L.C.	WIC	=	Wyoming Interstate Company, L.L.C.
El Paso	=	El Paso LLC	WYCO	=	WYCO Development L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.

Unless the context otherwise requires, references to "us," "we," "our," "ours," or "EPB," are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries, as applicable.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	FTA	=	Free Trade Agreement
BBtu/d	=	billion British thermal units per day	GAAP	=	Generally Accepted Accounting Principles in the United States of America
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	IDR	=	incentive distribution right
DCF	=	distributable cash flow	LIBOR	=	London Interbank Offered Rate
DD&A	=	depreciation and amortization	LLC	=	Limited Liability Company
DOE	=	United States Department of Energy	LNG	=	liquefied natural gas
EBDA	=	Earnings before depreciation and amortization	MLP	=	master limited partnership
EDA	=	equity distribution agreement	MMcf/d	=	million cubic feet per day
FERC	=	Federal Energy Regulatory Commission	PRP	=	Potentially Responsible Party
FASB	=	Financial Accounting Standards Board	SEC	=	United States Securities and Exchange Commission
FPA	=	Flood Protection Authority

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$369	$368	$1,114	$1,125
Operating Costs and Expenses
Operations and maintenance	89	83	240	310
Depreciation and amortization	49	46	144	137
Taxes, other than income taxes	19	19	63	63
Total Operating Costs and Expenses	157	148	447	510
Operating Income	212	220	667	615

Other Income (Expense)
Earnings from equity investments	3	4	9	11
Interest expense, net	(75)	(74)	(226)	(218)
Other, net	1	1	1	3
Total Other Income (Expense)	(71)	(69)	(216)	(204)
Net Income	141	151	451	411
Net Income Attributable to Noncontrolling Interests	—	—	—	(10)
Net Income Attributable to El Paso Pipeline Partners, L.P.	$141	$151	$451	$401

Calculation of Limited Partners’ Interest in Net Income Attributable to El Paso Pipeline Partners, L.P.:
Net Income Attributable to El Paso Pipeline Partners, L.P.	$141	$151	$451	$401
Less: Pre-acquisition Earnings Allocated to General Partner	—	—	—	(22)
Plus: Severance Costs Allocated to General Partner	—	3	1	32
Income Subject to 2% Allocation of General Partner Interest	141	154	452	411
Less: General Partner’s 2% Interest Allocation	(3)	(3)	(9)	(8)
Less: General Partner’s Incentive Distribution	(52)	(36)	(144)	(86)
Limited Partners’ Interest in Net Income	$86	$115	$299	$317
Limited Partners’ Net Income per Unit - Basic and Diluted	$0.40	$0.55	$1.38	$1.53
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit - basic and diluted	218	209	217	207
Per Unit Cash Distribution Declared for the Period	$0.65	$0.58	$1.90	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$141	$151	$451	$411
Other Comprehensive Income:
Change in fair value of derivatives utilized for hedging purposes	—	—	—	(1)
Reclassification of change in fair value of derivatives to net income	—	1	—	4
Adjustments to postretirement benefit plan liabilities	1	—	1	1
Reclassification of terminated hedge to net income (1)	—	12	—	12
Total Other Comprehensive Income	1	13	1	16
Comprehensive Income	142	164	452	427
Comprehensive Income Attributable to Noncontrolling Interests	—	—	—	(10)
Comprehensive Income Attributable to El Paso Pipeline Partners, L.P.	$142	$164	$452	$417
—————————
(1) See Note 5 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$145	$114
Accounts receivable, net	131	155
Inventories	34	34
Regulatory assets	36	46
Other current assets	11	6
Total current assets	357	355

Property, plant and equipment, net	5,903	5,931
Investments	79	72
Regulatory assets	127	147
Deferred charges and other assets	109	76
Total Assets	$6,575	$6,581

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$76	$93
Accounts payable	54	67
Accrued interest	89	53
Accrued taxes, other than income	64	31
Regulatory liabilities	16	17
Accrued other current liabilities	21	20
Total current liabilities	320	281

Long-term liabilities and deferred credits
Long-term debt	4,172	4,246
Other long-term liabilities and deferred credits	105	67
Total long-term liabilities and deferred credits	4,277	4,313
Total Liabilities	4,597	4,594
Commitments and contingencies (Note 8)
Partners’ Capital
Common units	4,234	4,253
General partner units	(2,267)	(2,276)
Accumulated other comprehensive income	11	10
Total Partners’ Capital	1,978	1,987
Total Liabilities and Partners’ Capital	$6,575	$6,581

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net Income	$451	$411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	144	137
Earnings from equity investments	(9)	(11)
Distributions from equity investments	10	7
Non-cash severance costs	1	32
Other	7	22
Changes in components of working capital:
Accounts receivable	24	(42)
Other current assets, including inventories	(5)	(6)
Accounts payable	(20)	(49)
Accrued interest	36	29
Accrued taxes, other than income	30	20
Regulatory assets	11	(8)
Regulatory liabilities	3	—
Other current liabilities	(3)	(25)
Other long-term assets and liabilities	(7)	6
Net Cash Provided by Operating Activities	673	523

Cash Flows From Investing Activities
Capital expenditures	(89)	(77)
Proceeds from sale of assets	12	—
Contributions to equity investment	(8)	—
Cash paid to acquire CPG	—	(185)
Other, net	(3)	(7)
Net Cash Used in Investing Activities	(88)	(269)

Cash Flows From Financing Activities
Issuance of debt	—	725
Payments of debt	(92)	(499)
Net proceeds from issuance of common and general partner units	87	279
Cash distributions to unitholders and general partner	(549)	(399)
Cash distributions by subsidiaries to El Paso	—	(28)
Cash contributions to subsidiaries from El Paso	—	2
Excess of cash paid for CPG over contributed book value	—	(180)
Cash paid to acquire remaining interest in CIG	—	(206)
Net Cash Used in Financing Activities	(554)	(306)

Net increase (decrease) in Cash and Cash Equivalents	31	(52)
Cash and Cash Equivalents, beginning of period	114	120
Cash and Cash Equivalents, end of period	$145	$68
The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions, Except Units)
(Unaudited)

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Units	Amount	Units	Amount
Limited partner common:
Beginning Balance	215,789,325	$4,253	205,698,750	$3,977
Net income		299		317
Issuance of units, net of issuance costs	2,037,958	85	8,165,000	272
Cash distributions to unitholders		(403)		(322)
Units issued to acquire interests in CIG and CPG		—	1,920,751	—
Other		—		1
Ending Balance	217,827,283	4,234	215,784,501	4,245
General partner:
Beginning Balance	4,403,765	(2,276)	4,197,822	(1,855)
Net income		152		84
Issuance of units	41,690	2	205,943	7
Cash distributions to general partner		(146)		(77)
Cash distributions by subsidiaries to El Paso		—		(15)
Cash paid to general partner to acquire interests in CIG and CPG		—		(571)
Acquisition of remaining interest in CIG		—		114
Non-cash contributions from general partner		1		32
Other		—		(2)
Ending Balance	4,445,455	(2,267)	4,403,765	(2,283)
Accumulated other comprehensive income (loss):
Beginning Balance		10		(7)
Acquisition of remaining interest in CIG		—		1
Other comprehensive income		1		15
Ending Balance		11		9
Total EPB Partners' Capital	222,272,738	1,978	220,188,266	1,971
Noncontrolling interests:
Beginning Balance		—		116
Net income		—		10
Cash distributions by subsidiaries to El Paso		—		(13)
Cash contributions to subsidiaries from El Paso		—		2
Acquisition of remaining interest in CIG		—		(115)
Ending Balance		—		—
Total Partners' Capital	222,272,738	$1,978	220,188,266	$1,971

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

2. Acquisitions
In May 2012, we acquired the remaining 14% interest in CIG and a 100% interest in CPG from El Paso. Subsequent to the acquisition, we had the ability to control CPG’s operating and financial decisions and policies and as a result, consolidated CPG in our financial statements. Accordingly, we retrospectively adjusted the 2012 pre-acquisition periods presented in our financial statements to reflect the reorganization of entities under common control and the change in reporting entity. As a result of the retrospective consolidation, the pre-acquisition earnings of CPG were allocated solely to our general partner. The retrospective consolidation of CPG increased net income attributable to EPB by $22 million for the nine months ended September 30, 2012. The acquisition of the remaining interest in CIG was for an additional interest in an already consolidated entity; therefore, it was accounted for prospectively. We decreased our historical noncontrolling interest in CIG for the May 2012 acquisition by $115 million and reflected that amount as an increase to general partner’s capital and accumulated other comprehensive income.

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	September 30, 2013	December 31, 2012
EPPOC
Senior Notes, 8.00%, due 2013	$—	$88
Senior Notes, 4.10%, due 2015	375	375
Senior Notes, 6.50%, due 2020	535	535
Senior Notes, 5.00%, due 2021	500	500
Senior Notes, 7.50%, due 2040	375	375
Senior Notes, 4.70%, due 2042	475	475
Revolving credit facility, variable, due 2016 (1)	—	—
CIG
Senior Notes, 5.95%, due 2015	35	35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
SLNG
Senior Notes, 9.50%, due 2014	71	71
Senior Notes, 9.75%, due 2016	64	64
SNG
Notes, 5.90%, due 2017	500	500
Notes, 4.40%, due 2021	300	300
Notes, 7.35%, due 2031	153	153
Notes, 8.00%, due 2032	258	258
Total long-term debt	4,081	4,169
Other financing obligations	175	178
Total long-term debt and other financing obligations	4,256	4,347
Less: Unamortized discount	8	8
Less: Current portion of debt	76	93
Total long-term debt and other financing obligations, less current maturities	$4,172	$4,246
 —————————
(1) LIBOR plus 1.75%.
Credit Facility
As of September 30, 2013, we had no outstanding balance under our revolving credit facility. Our availability under this facility as of September 30, 2013 was approximately $1 billion.
Repayment of Debt
In September 2013, EPPOC repaid $88 million of 8.00% senior notes.

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
Debt Covenants
As of September 30, 2013, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2012 Form 10-K.
4. Partners’ Capital
As of September 30, 2013 and December 31, 2012, our partners’ capital included the following limited partner and general partner units:

	September 30, 2013	December 31, 2012
Common units:
Held by third parties	127,506,473	125,468,515
Held by KMI and affiliates	90,320,810	90,320,810
Total limited partner units	217,827,283	215,789,325
General partner units	4,445,455	4,403,765
Total units outstanding	222,272,738	220,193,090
The total limited partner units represent our limited partners’ interest and an effective 98% interest in us, exclusive of our general partner’s IDRs. Our general partner has an effective 2% interest in us, excluding its right to receive incentive distributions.
As of September 30, 2013, KMI owns a 41% limited partner interest in us and retains its 2% general partner interest in us and all of our IDRs.
Equity Issuances
On March 7, 2013, we entered into an EDA with Citigroup Global Markets, Inc. (Citigroup). Pursuant to the provisions of the EDA, we may sell from time to time through Citigroup, as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $500 million. Sales of the common units will be made by means of ordinary brokers' transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between us and Citigroup. Under the terms of the EDA, we may also sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. Any sale of the common units to Citigroup as principal would be pursuant to the terms of a separate agreement between us and Citigroup. The EDA provides us with the right, but not the obligation, to offer and sell common units, at prices to be determined by market conditions. We retain at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of common units to be sold through Citigroup, on a daily basis or otherwise as we and Citigroup agree.
The table below shows the units issued, the net proceeds from the issuances (in millions) and the use of the proceeds:

Issuance Period	Common Units(1)	General Partner Units(2)	Net Proceeds(3)	Use of Proceeds
First Quarter 2013	525,900	10,831	$22	General partnership purposes
Second Quarter 2013	1,512,058	30,859	65	General partnership purposes
—————————
(1) Issuances pursuant to our EDA.
(2) Units issued to the general partner to maintain its 2% ownership interest in us.
(3) Net proceeds include proceeds from issuances to our general partner.

Partnership Distributions

The table below shows the distributions we declared for or paid in the three and nine months ended September 30, 2013 and 2012 (in millions, except for per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per unit cash distribution declared for the period	$0.65	$0.58	$1.90	$1.64
Per unit cash distribution paid in the period	0.63	0.55	1.86	1.56
Cash distributions paid in the period to all partners	188	146	549	399
General Partner’s incentive distribution:
Declared for the period	52	36	144	86
Paid in the period	47	29	135	69

Incentive Distribution Rights

As of September 30, 2013, our general partner has not elected to reset its minimum quarterly distribution amount and increase the cash target distribution levels upon which its IDR payments are made. Therefore, no Class B units have been issued as required by the general partner's reset election. Even if there has been no reset election, diluted earnings per unit may be affected if the impact of a potential reset is dilutive. Currently, diluted earnings per unit has not been impacted because the combined impact is antidilutive. For a further discussion of our reset election, see our 2012 Form 10-K.

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

5. Fair Value
The following table reflects the carrying amount and estimated fair value of our debt, excluding total other financing obligations (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations(1)	$4,073	$4,474	$4,161	$4,895
 —————————
(1) Our total other financing obligations were $175 million and $178 million as of September 30, 2013 and December 31, 2012, of which $5 million was reported as "Current portion of debt" on our Consolidated Balance Sheets for each period. For a further discussion of our total other financing obligations, see our 2012 Form 10-K.
We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2013, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.
As of September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, short-term borrowings and accounts receivable and payable represent their fair values based on the short-term nature of these items.

Interest Rate Derivatives
In May 2005, CPG entered into two interest rate swap agreements, which were designated as cash flow hedges and effectively converted 80% of the $266 million term loan from a floating interest rate to a fixed interest rate. In September 2012, in conjunction with the repayment of the CPG term loan, we settled the outstanding balance of our accrued liabilities related to our interest rate swaps of approximately $12 million. There was no ineffectiveness recognized for these interest rate swaps during the three and nine months ended September 30, 2012 on our Consolidated Statements of Income. The $12 million loss on termination of these interest rate derivatives included in "Accumulated other comprehensive income" on our Consolidated Balance Sheets was deferred as a regulatory asset pursuant to the accounting requirements for regulated operations. The regulatory asset is amortized over the term of the original debt issuance.

6. Related Party Transactions
Cash Distributions
The following table summarizes our cash distributions paid to El Paso prior to KMI's acquisition of El Paso (in millions):

Nine Months Ended September 30, 2012

CIG distributions to noncontrolling interest holder	$13
CPG distributions of pre-acquisition earnings(1)	15
Total cash distributions to El Paso	$28
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
Affiliate Balances
We enter into transactions with our affiliates within the ordinary course of business. For a further discussion of our affiliated transactions, see our 2012 Form 10-K. The following table summarizes our balance sheet amounts attributable to affiliate transactions (in millions):

	September 30, 2013	December 31, 2012
Accounts receivable, net	$3	$7
Contractual gas imbalance receivable(1)	2	2
Accounts payable	9	13
Financing obligations(2)	175	178
   —————————
(1) Included in "Other current assets" on our Consolidated Balance Sheets.
(2) Represents financing obligations payable to WYCO, of which $5 million is included in "Current portion of debt" on our Consolidated Balance Sheets at each period end.
The following table shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues	$1	$3	$5	$11
Operating expenses (1)	40	44	116	187
Reimbursement of operating expenses	—	1	—	3
 —————————
(1) Includes non-cash severance costs of $1 million for the nine months ended September 30, 2013 and $3 million and $32 million for the three and nine months ended September 30, 2012, respectively, allocated to us from our general partner as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense.

7. Accounts Receivable Sales Programs
We participated in accounts receivable sales programs where we sold receivables in their entirety to a third-party financial institution (through wholly owned special purpose entities). In connection with our accounts receivable sales, we received a portion of the sales proceeds up front and received an additional amount upon the collection of the underlying receivables, which we referred to as a deferred purchase price. During the nine months ended September 30, 2012 we sold $418 million of accounts receivable to the third-party financial institution, for which we received $242 million of cash up front and had a deferred purchase price of $176 million. We received $191 million for the nine months ended September 30, 2012 of cash when the underlying receivables were collected during 2012. Losses recognized on the sale of accounts receivable were immaterial for the 2012 nine month period. The accounts receivable sales program was terminated in June 2012. For a further discussion of our accounts receivable sales programs, see our 2012 Form 10-K.

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
General
As of September 30, 2013 and December 31, 2012, our total reserve for legal proceedings amounted to $2 million.
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

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana FPA- East filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against SNG, and approximately one hundred other energy companies, alleging that defendants' drilling, dredging, pipeline and industrial operations since the 1930's have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The FPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana.

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
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash distributions. As of September 30, 2013 and December 31, 2012, we had approximately $3 million accrued for our environmental matters.
Other Commitments
Capital Contributions for Elba Island Liquefaction Project
In January 2013, SLC, a subsidiary of EPB and Shell US Gas & Power LLC (Shell G&P), a subsidiary of Royal Dutch Shell plc (Shell), formed ELC, our equity method investment, to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining membership interest. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. EPB's estimated investment at the terminal in Phase I, including both the liquefaction facilities and SLNG ancillary facilities, is approximately $800 million. Phase I of the project requires no additional DOE approval.

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

	September 30, 2013	December 31, 2012
Current regulatory assets	$36	$46
Non-current regulatory assets	127	147
Total Regulatory Assets	$163	$193

Current regulatory liabilities	$16	$17
Non-current regulatory liabilities(1)	63	33
Total Regulatory Liabilities	$79	$50
 —————————

(1)	Included in “Other long-term liabilities and deferred credits” on our accompanying Consolidated Balance Sheets.

Our amortization of the regulatory assets for 2013 totaled $24 million, which primarily consisted of (i) $9 million of the deferred losses on SNG's sale of offshore assets recorded as "Depreciation and amortization" and (ii) $8 million of the deferred losses on reacquired debt recorded as "Interest expense, net" on our Consolidated Statement of Income.

Rate Proceedings

WIC

The FERC initiated a rate proceeding on November 15, 2012 to investigate WIC's rates under Section 5 of the Natural Gas Act. On October 1, 2013, the FERC approved an uncontested Offer of Settlement filed in June 2013 by WIC to fully resolve FERC’s rate investigation under Section 5 of the Natural Gas Act, initiated in November 2012. WIC’s approved settlement offer, agreed to by all active parties, provides for a two-phase, base tariff rate reduction on July 1, 2013 and January 1, 2014, as well as rate certainty for the parties during a three-year moratorium on new rates through July 1, 2016. The lower rates will result in an annual reduction in revenues of approximately $4 million in 2013 and an additional $12 million in 2014. WIC recorded a $2 million provision for rate refund for the three months ended September 30, 2013. The FERC order approving the uncontested settlement will become final on October 31, 2013 if FERC receives no protests, after which the rate refunds will be made.

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
During the nine months ended September 30, 2013, we continued to focus on providing fee-based services to our customers and on developing our expansion projects. Our growth is expected to be driven by our regulated natural gas pipeline and storage assets, our LNG businesses and incremental cost and growth synergies related to KMI’s acquisition of El Paso. For further discussion of our expansion projects, see our 2012 Form 10-K.
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

Liquefaction Projects

Elba Island Liquefaction Project. In January 2013, SLC, a subsidiary of EPB and Shell G&P, a subsidiary of Shell, formed ELC to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining 49%. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. SLNG has received DOE authorization to export the produced LNG to FTA countries and has applied for non-FTA approval. Phase I of the project will have capacity of approximately 210 MMcf/d (1.5 million tonnes per year) and requires no additional DOE approval. As part of Phase I, we also expect to incur additional capital expenditures related to ancillary facilities on SLNG's terminal. EPB's estimated investment at the terminal in Phase I is approximately $800 million. Shell G&P has an option for ELC to build Phase II to liquefy approximately up to an additional 140 Mmcf/d with an estimated total capital expenditure of approximately $500 million.

In January 2013, ELC signed a liquefaction services agreement with Shell NA LNG LLC (Shell LNG) to provide liquefaction services. Once the project is finalized, Shell LNG will subscribe to 100% of the liquefaction capacity pertaining to Phases I and II of the aforementioned project. Subject to various regulatory approvals, SLNG will modify its LNG terminal to load the LNG onto ships for export. SLNG entered into a Maintenance and Administrative and Operating Agreement with ELC in which SLNG has agreed to perform operation, maintenance and administrative services associated with the construction and operation of the liquefaction facilities. We expect to file full project applications with the FERC near the end of the first quarter in 2014.

Elba Express and SNG expansions
Elba Express and SNG will invest over $250 million to expand their systems following successful open seasons in August 2013 for incremental, long-term natural gas transportation service. The open seasons generated customer interest in incremental capacity of approximately 600,000 dekatherms per day that will support southeastern infrastructure growth and the needs of customers in Georgia, South Carolina and northern Florida.

Elba Express expansion. The Elba Express expansion will create incremental north-to-south capacity, including interconnects and delivery points with SNG and other pipelines and shippers, designed to serve a new load created by the proposed Elba Liquefaction Project at SLNG’s Elba Island Terminal near Savannah, Georgia and other capacity needs along the Elba Express Pipeline. Elba Express customers have expressed interest in a later phase to the Elba Express project that could add incremental capacity approaching 400,000 dekatherms per day, which, if constructed, would bring the total capacity of the expansions to approximately 1 billion cubic feet per day. Elba Express expects an in-service date as early as June 2016 pending regulatory approvals.

SNG expansion. The SNG expansion will create capacity on its South Main system and also provide subscribing customers firm north-to-south transportation service on the Elba Express Pipeline using firm transportation service being acquired by SNG in the Elba Express expansion. SNG anticipates placing the project in service in 2016, pending regulatory approvals.

2013 Outlook

EPB expects to distribute $2.55 per unit for 2013. KMI has elected to postpone its offer of its interest in GLNG to EPB. As a result, EPB's excess cash coverage for 2013 while still positive, is expected to be lower than our budget of $25 million. KMI has not determined to which MLP it may offer its remaining potential drop-down assets, but expects to provide further information by year-end 2013.

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

Results of Operations
Non-GAAP Measures

The non-GAAP financial measures, DCF before certain items and EBDA before certain items, are presented below under Distributable Cash Flow and Earnings Results, respectively.

Our non-GAAP measures described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. DCF before certain items and EBDA before certain items are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider either of these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Because DCF before certain items excludes some but not all items that affect net income and because DCF measures are defined differently by different companies in our industry, our DCF before certain items may not be comparable to DCF measures of other companies. EBDA before certain items has similar limitations. Our management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making process.

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

Our DCF was $127 million and $149 million for the three months ended September 30, 2013 and 2012, respectively. The $22 million decrease in DCF in 2013 as compared to 2012 was primarily due to a higher general partner's incentive distribution, SNG and WIC rate case settlements and higher operating expenses, partially offset by lower spending of sustaining capital expenditures.

Our DCF was $425 million and $427 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in DCF of $2 million in 2013 as compared to 2012 was primarily due to higher general partner's incentive distribution and SNG and WIC rate case settlements partially offset by contributions from the 2012 acquisition of CPG and additional ownership interests in CIG, higher revenue due to SNG's Phase III of the South System III expansion project placed in service in June 2012 and the Elba Express Phase B Expansion project placed in service in April 2013 and lower spending of sustaining capital expenditures.

The table below details the reconciliation of Net Income to DCF (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$141	$151	$451	$411
Net income attributable to noncontrolling interests	—	—	—	(10)
Net income attributable to El Paso Pipeline Partners, L.P.	141	151	451	401
Certain items:
CPG pre-acquisition earnings	—	—	—	(22)
Loss on write-off of asset	—	—	—	11
CIG environmental reserve adjustment	—	—	—	(6)
Non-cash severance costs(1)	—	3	1	32
SNG offshore assets hurricane repair costs	—	—	2	—
Sales and use tax reserve adjustment	—	—	2	—
Net income attributable to El Paso Pipeline Partners, L.P. before certain items	141	154	456	416
Less: General Partner’s 2% interest allocation	(3)	(3)	(9)	(8)
General Partner’s incentive distribution	(52)	(36)	(144)	(86)
Limited Partners’ Net Income before certain items	86	115	303	322
Add/(Subtract):
Depreciation and amortization(2)	49	46	144	132
Net income attributable to noncontrolling interests before certain items	—	—	—	10
Declared distributions to noncontrolling interests before certain items	—	—	—	(8)
Sustaining capital expenditures(2)	(9)	(13)	(24)	(29)
Other, net (3)	1	1	2	—
	41	34	122	105
Distributable Cash Flow before certain items—Limited Partners	$127	$149	$425	$427
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

Earnings Results

Management assesses our performance based on EBDA, which excludes DD&A, general and administrative expenses and interest expense, net. Certain general and administrative expenses have been excluded from EBDA such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets, which consist of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below are the components of EBDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$369	$368	$1,114	$1,125
Operating Expenses
Operations and maintenance	(89)	(83)	(240)	(310)
General and administrative expenses	21	28	63	120
Operations and maintenance, excluding general and administrative expenses	(68)	(55)	(177)	(190)
Taxes, other than income taxes	(19)	(19)	(63)	(63)
Operating Expenses	(87)	(74)	(240)	(253)
Earnings from equity investments	3	4	9	11
Other, net	1	1	1	3
EBDA	$286	$299	$884	$886

Below is a reconciliation of our EBDA to net income attributable to EPB, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
EBDA(1)(2)	$286	$299	$884	$886
Depreciation and amortization(3)	(49)	(46)	(144)	(137)
General and administrative expenses(4)	(21)	(28)	(63)	(120)
Interest expense, net(5)	(75)	(74)	(226)	(218)
Net income	141	151	451	411
Net income attributable to noncontrolling interests	—	—	—	(10)
Net income attributable to El Paso Pipeline Partners, L.P.	$141	$151	$451	$401
Throughput volumes (BBtu/d)(6)	7,288	7,973	7,468	7,868
  —————————

(1)	2013 includes a $4 million decrease in EBDA for the nine month period related to the following certain items:

a.	a $2 million decrease in EBDA, included in operating expenses, for the nine month period related to SNG's sales and use tax audit interests and penalties; and

b.	a $2 million decrease in EBDA, included in operating expenses, for the nine month period related to SNG offshore assets hurricane repair costs.

(2)	2012 includes a $29 million increase in EBDA for the nine month period related to the following certain items:

a.	$34 million (comprised of $45 million of revenues and $11 million of operating expenses) increase in EBDA for the nine month period related to CPG's pre-acquisition EBDA;

b.	an $11 million charge to operating expenses for the nine month period attributable to a canceled software implementation project; and

c.	a $6 million non-cash adjustment reducing operating expenses for the nine month period for environmental liabilities associated with certain CIG environmental projects.

(3)	2012 includes pre-acquisition depreciation and amortization expense for CPG of $5 million for the nine month period.

(4)	Includes certain items as follows:

a.
2013 includes non-cash severance costs of $1 million for the nine month period allocated to us from our general partner as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense;

b.	2012 includes non-cash severance costs of $3 million and $32 million for the three and nine month periods allocated to us from our general partner as a result of KMI’s acquisition of El Paso; and

c.	2012 also includes pre-acquisition general and administrative expense for CPG of $3 million for the nine month period.

(5)	2012 includes pre-acquisition interest expense, net for CPG of $4 million for the nine month period.

(6)	Throughput volumes are presented for WIC, CIG, SNG, CPG and Elba Express and exclude intrasegment volumes. The average daily volumes transported on Elba Express during 2012 were not material.

EBDA

Combined, the items described in footnotes (1) and (2) above decreased our EBDA by $33 million for the nine months ended September 30, 2013 as compared to the same periods in 2012. Following is information related to the remaining changes in EBDA and revenues for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	EBDA	Revenues	EBDA	Revenues
	increase/(decrease)
CPG	$1	$—	$32	$40
SNG	(11)	6	(1)	11
Elba Express	5	5	11	11
WIC	(4)	(8)	(6)	(21)
Other	(4)	(2)	(5)	(7)
Total EPB	$(13)	$1	$31	$34

•
The CPG acquisition contributed higher EBDA of $32 million (comprised of $40 million of higher revenues and $8 million of higher operating expenses) for the nine months ended September 30, 2013 as compared to the 2012 post-acquisition period. See Part I. Item 1. Financial Statements. Note 2 “Acquisitions” for additional information regarding the May 24, 2012 acquisition of CPG;

•
SNG's EBDA decreased by $11 million for the three month period (comprised of $6 million of higher revenues and $17 million of higher operating expenses) and $1 million for the nine month period (comprised primarily of $11 million of higher revenues and $11 million of higher operating expenses). SNG experienced $12 million of higher revenues in the three and nine month periods due to the sale of cushion gas from one of its storage facilities partially offset by $7 million of associated cost of sale. The South System III Phase III Expansion project, which was completed and placed in service in June 2012, contributed $6 million of higher revenues for the nine month period partially offset by higher property taxes of $2 million. Both periods were unfavorably impacted by lower usage revenues of $3 million primarily due to reduced throughput volumes and $3 million of lower reservation and other service revenues due to rate reductions pursuant to SNG's rate case settlement. SNG experienced $13 million and $4 million of higher operating expenses during the three and nine month periods, respectively, primarily due to favorable 2012 gas balance revaluations and higher field operation and maintenance expenses due to increased pipeline integrity costs;

•
Elba Express contributed higher EBDA of $5 million and $11 million for the three and nine month periods, respectively, primarily due to higher revenues resulting from the placement of the Elba Express Phase B Expansion project in service in April 2013;

•
WIC's EBDA decreased by $4 million and $6 million for the three and nine month periods, respectively. WIC was unfavorably impacted by lower revenues of $1 million and $4 million for the three and nine month periods largely due to the nonrenewal of expiring contracts and restructuring of certain contracts at lower volumes or discounted rates. Additionally, in December 2012, WIC terminated some of its seamless single nomination services that previously provided natural gas deliveries through WIC and interconnected third party pipeline systems for certain customers, which for the three and nine month periods resulted in lower revenue of $5 million and $15 million and a corresponding offset within EBDA of lower transportation expense of $5 million and $15 million associated with the third party service providers. During the three and nine month periods, WIC recorded a $2 million provision for rate refunds reducing revenues pursuant to its Section 5 rate settlement. See Item 1. Financial Statements, Note 9 “Regulatory Matters” for further information related to WIC's rate proceeding; and

•
CIG, which is included in Other, was unfavorably impacted by lower transportation revenues of $3 million and $9 million for the three and nine month periods largely due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates. Partially offsetting this unfavorable impact were higher revenues of $2 million and $6 million for the three and nine month periods attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts as included in CIG's August 2011 rate case settlement).

General and Administrative Expenses

After adjusting for the items described in footnote (4) above, general and administrative costs were $4 million and $23 million lower for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to lower corporate allocations resulting from realization of synergies and cost savings associated with KMI's acquisition of El Paso.

Interest Expense, net

After adjusting for the items described in footnote (5) above, our interest expense, net increased by $1 million and $12 million during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 primarily due to the November 2012 issuance of $475 million in senior notes by EPPOC, which was used to pay down the revolving credit facility borrowings partially offset by lower revolver borrowings in 2013. For a further discussion of these debt obligations, see Part I, Item 1. Financial Statements, Note 6 “Debt” of our 2012 Form 10-K.

Net Income Attributable to Noncontrolling Interests

During the nine months ended September 30, 2013, our net income attributable to noncontrolling interests decreased as compared to the same period in 2012 primarily due to the acquisition of the remaining interest in CIG in May 2012.
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
Liquidity and Financing
As of September 30, 2013, we had approximately $1.1 billion of liquidity consisting of $1 billion of availability under our revolving credit facility and $145 million of cash on hand. Moody's Investor Services, which has a credit rating for EPPOC of Ba1, changed its outlook in February 2013 to positive from stable. As of September 30, 2013, both Standard & Poor's Rating Services and Fitch Ratings maintained an investment grade credit rating for EPPOC of BBB-.
Our outstanding short-term debt as of September 30, 2013 was $76 million, consisting of $71 million in SLNG senior notes and $5 million in other financing obligations. We intend to refinance or repay our short-term debt through a combination of long-term debt and equity or additional bank credit facility borrowings to replace current maturities of long-term debt. We may generate additional sources of cash through future issuances of additional partnership units, including EDA issuances, and/or future debt offerings.
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
On October 16, 2013, we declared a cash distribution of $0.65 per unit for the three months ended September 30, 2013 (an annualized rate of $2.60 per unit). This distribution is 12% higher than the $0.58 per unit distribution we made for the three months ended September 30, 2012. Our declared distribution for the three months ended September 30, 2013 of $0.65 per unit will result in an IDR to our general partner of $52 million. Comparatively, our distribution of $0.58 per unit paid on November 14, 2012 for the three months ended September 30, 2012 resulted in an IDR payment to our general partner in the amount of $36 million.

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
Our capital expenditures for the nine months ended September 30, 2013, and the amount we expect to spend for the remainder of 2013 to grow and sustain our businesses are as follows (in millions):

	Nine Months Ended September 30, 2013(1)	2013 Remaining	Total(2)
Sustaining	$24	$15	$39
Discretionary	84	53	137
Total	$108	$68	$176
 —————————

(1)	Includes a net increase in capital accruals of $8 million.

(2)	Includes capitalized AFUDC and our share of equity method investees' capital expenditures.

Cash Flows
The following table summarizes our net cash flows from operating, investing and financing activities for each period presented (in millions):

	Nine Months Ended September 30,
	2013	2012	increase/(decrease)
Net cash provided by (used in):
Operating activities	673	523	$150
Investing activities	(88)	(269)	181
Financing activities	(554)	(306)	(248)
Net increase (decrease) in cash and cash equivalents	$31	$(52)	$83
Operating Activities. Cash provided by operating activities before changes in operating assets and liabilities was $6 million higher primarily due to lower general and administrative expenses in 2013. In addition, changes in operating assets and liabilities provided higher cash of $144 million primarily due to the timing of our customer collections, the timing of our ad valorem tax and debt interest payments, the termination of the accounts receivable sales program in June 2012 and the reduction in payments to affiliates due to lower allocated costs.
Investing Activities. Our cash flow from investing activities increased primarily due to the cash outlay of $185 million (representing CPG's book value) made during May 2012 to purchase CPG, as further discussed in Note 2.
Financing Activities. During 2013, we received $87 million of net proceeds from our common and general partner unit issuances as compared to the $279 million in 2012 as discussed in Note 4. During 2012, we paid $206 million to acquire the remaining interest in CIG and an additional $180 million of excess cash over contributed book value for CPG as further discussed in Note 2. We borrowed $725 million from our revolving credit facility during 2012 of which $570 million was used to fund the acquisition. In addition, our subsidiaries distributed $28 million to El Paso in 2012 as discussed in Note 6. Furthermore, we repaid CPG's debt of $172 million in September 2012 and EPPOC's debt of $60 million and $88 million in September 2012 and 2013, respectively. We also paid $150 million of higher cash distributions to our partners in 2013 as compared to 2012, due to a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased IDR payments to our general partner.

Rate Case Settlements

See Item 1. Financial Statements, Note 9 “Regulatory Matters” for information related to rate case settlements for WIC and SNG.

These settlements are consistent with management's expectations and are not expected to impact our expected 2013 distributions.

Information Regarding Forward-Looking Statements
This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to make distributions are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict.
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

Item 4. Controls and Procedures.
As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1*—
Certificate of Limited Partnership of El Paso Pipeline Partners, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.2*—
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

3.3*—
Certificate of Formation of El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.4*—
Amended and Restated Limited Liability Company Agreement of El Paso Pipeline GP Company, L.L.C., dated November 21, 2007 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007).

12—	Ratio of Earnings to Fixed Charges.

31.1—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Partners' Capital for the nine months ended September 30, 2013 and 2012 and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. its General Partner

Date: October 29, 2013

By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)