Form 10-Q
period 2014-03-31
El Paso Pipeline Partners, L.P.
filed 2014-04-25
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
There were 219,152,290 Common Units and 4,472,496 General Partner Units outstanding as of April 23, 2014.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Company Abbreviations

Bear Creek	=	Bear Creek Storage Company, L.L.C.	KMI	=	Kinder Morgan, Inc.
CIG	=	Colorado Interstate Gas Company, L.L.C.	SLC	=	Southern Liquefaction Company, L.L.C.
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
Elba Express	=	Elba Express Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
ELC	=	Elba Liquefaction Company, L.L.C.	WIC	=	Wyoming Interstate Company, L.L.C.
El Paso	=	El Paso Holdco LLC	WYCO	=	WYCO Development L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.

Unless the context otherwise requires, references to “us,” “we,” “our,” “ours,” or “EPB,” are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries, as applicable.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	GAAP	=	U.S. Generally Accepted Accounting Principles
BBtu/d	=	billion British thermal units per day	IDR	=	incentive distribution right
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LIBOR	=	London Interbank Offered Rate
DCF	=	distributable cash flow	LLC	=	Limited Liability Company
DD&A	=	depreciation and amortization	LNG	=	liquefied natural gas
DOE	=	U.S. Department of Energy	MLP	=	master limited partnership
EBDA	=	Earnings before depreciation and amortization	MMcf/d	=	million cubic feet per day
FERC	=	Federal Energy Regulatory Commission	PRP	=	Potentially Responsible Party
FASB	=	Financial Accounting Standards Board	SEC	=	U.S. Securities and Exchange Commission
FTA	=	Free Trade Agreement

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
See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the results of any revisions to any forward looking statements to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$382	$386
Operating Costs and Expenses
Operations and maintenance	45	51
Depreciation and amortization	53	48
General and administrative	20	20
Taxes, other than income taxes	22	21
Total Operating Costs and Expenses	140	140
Operating Income	242	246

Other Income (Expense)
Earnings from equity investments	3	3
Interest expense, net	(73)	(75)
Other, net	1	—
Total Other Income (Expense)	(69)	(72)
Net Income	$173	$174

Calculation of Limited Partners’ Interest in Net Income:
Income Subject to 2% Allocation of General Partner Interest	$173	$174
Less: General Partner’s 2% Interest Allocation	(3)	(3)
Less: General Partner’s Incentive Distribution	(52)	(45)
Limited Partners’ Interest in Net Income	$118	$126
Limited Partners’ Net Income per Unit - Basic and Diluted	$0.54	$0.58
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit - Basic and Diluted	218	216
Per Unit Cash Distribution Declared for the Period	$0.65	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$81	$78
Accounts receivable, net	128	147
Inventories	34	34
Regulatory assets	28	26
Other current assets	26	19
Total current assets	297	304

Property, plant and equipment, net	5,854	5,879
Investments	91	87
Deferred charges and other assets	224	225
Total Assets	$6,466	$6,495

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$41	$77
Accounts payable	63	73
Accrued interest	89	51
Accrued taxes, other than income	26	37
Regulatory liabilities	32	17
Other current liabilities	22	22
Total current liabilities	273	277

Long-term liabilities and deferred credits
Long-term debt	4,144	4,171
Other long-term liabilities and deferred credits	100	108
Total Liabilities	4,517	4,556
Commitments and contingencies (Note 6)
Partners’ Capital
Common units	4,207	4,197
General partner units	(2,268)	(2,268)
Accumulated other comprehensive income	10	10
Total Partners’ Capital	1,949	1,939
Total Liabilities and Partners’ Capital	$6,466	$6,495

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net Income	$173	$174
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	53	48
Earnings from equity investments	(3)	(3)
Distributions from equity investment earnings	4	4
Other non-cash items	(2)	3
Changes in components of working capital:
Accounts receivable	19	16
Regulatory assets	—	(1)
Other current assets, including inventories	(7)	(3)
Accounts payable	(4)	(3)
Accrued interest	37	39
Accrued taxes, other than income	(11)	(2)
Regulatory liabilities	16	(9)
Other current liabilities	(3)	2
Other long-term assets and liabilities	(15)	11
Net Cash Provided by Operating Activities	257	276

Cash Flows From Investing Activities
Capital expenditures	(18)	(28)
Contributions to equity investments	(5)	—
Other, net	2	1
Net Cash Used in Investing Activities	(21)	(27)

Cash Flows From Financing Activities
Issuance of debt	50	—
Payments of debt	(122)	(1)
Net proceeds from issuance of common and general partner units	36	22
Cash distributions to unitholders and general partner	(197)	(178)
Net Cash Used in Financing Activities	(233)	(157)

Net increase in Cash and Cash Equivalents	3	92
Cash and Cash Equivalents, beginning of period	78	114
Cash and Cash Equivalents, end of period	$81	$206

Non-Cash Investing Activities
Decrease in property, plant and equipment accruals and contractor retainage	$(7)	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions, Except Units)
(Unaudited)

	Three Months Ended March 31,
	2014		2013
	Units	Amount	Units	Amount
Limited partner common:
Beginning Balance	217,831,642	$4,197	215,789,325	$4,253
Net income		118		126
Issuance of units, net of issuance costs	1,165,648	35	525,900	21
Cash distributions to unitholders		(142)		(132)
Other		(1)		—
Ending Balance	218,997,290	4,207	216,315,225	4,268
General partner:
Beginning Balance	4,445,455	(2,268)	4,403,765	(2,276)
Net income		55		48
Issuance of units	23,877	1	10,831	1
Cash distributions to general partner		(55)		(46)
Other		(1)		(1)
Ending Balance	4,469,332	(2,268)	4,414,596	(2,274)
Accumulated other comprehensive income (loss):
Beginning Balance		10		10
Other comprehensive income		—		—
Ending Balance		10		10
Total Partners’ Capital	223,466,622	$1,949	220,729,821	$2,004

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

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification, the single source of GAAP and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, which we refer to in this report as our 2013 Form 10-K.

Limited Partners’ Net Income per Unit

We compute “Limited partners’ net income per unit” by dividing our limited partners’ interest in net income by the weighted average number of common units outstanding during the period.

2. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	March 31, 2014	December 31, 2013
EPPOC
Senior Notes, 4.10%, due 2015	$375	$375
Senior Notes, 6.50%, due 2020	535	535
Senior Notes, 5.00%, due 2021	500	500
Senior Notes, 7.50%, due 2040	375	375
Senior Notes, 4.70%, due 2042	475	475
Revolving credit agreement, variable, due 2016(a)	—	—
CIG
Senior Notes, 5.95%, due 2015	35	35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
SLNG
Senior Notes, 9.50%, due 2014	—	71
Senior Notes, 9.75%, due 2016	64	64
SNG
Notes, 5.90%, due 2017	500	500
Notes, 4.40%, due 2021	300	300
Notes, 7.35%, due 2031	153	153
Notes, 8.00%, due 2032	258	258
Total long-term debt	4,010	4,081
Other financing obligations	183	175
Total long-term debt and other financing obligations	4,193	4,256
Less: Unamortized discount	8	8
Less: Current portion of debt	41	77
Total long-term debt and other financing obligations, less current maturities	$4,144	$4,171
 —————————

(a)	LIBOR plus 1.75%.
Credit Agreement
As of March 31, 2014, we had no outstanding balance under our revolving credit agreement; therefore, our availability under this agreement was approximately $1.0 billion.
Repayment of Debt
In February 2014, we repaid SLNG’s $71 million of 9.50% senior notes.
EPPOC’s Debt Obligations
EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPPOC is a wholly owned subsidiary of EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express, SNG, CPG and SLC (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt, are less than 3% of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies, either through dividends or loans.

Debt Covenants
As of March 31, 2014, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2013 Form 10-K.
3. Partners’ Capital
As of March 31, 2014 and December 31, 2013, our partners’ capital included the following limited partner and general partner units:

	March 31, 2014	December 31, 2013
Common units:
Held by third parties	128,676,480	127,510,832
Held by KMI and affiliates	90,320,810	90,320,810
Total limited partner units	218,997,290	217,831,642
General partner units	4,469,332	4,445,455
Total units outstanding	223,466,622	222,277,097
As of March 31, 2014, KMI owns a 40% limited partner interest in us and retains its 2% general partner interest in us and all of our IDRs.
Equity Issuances
On March 7, 2013, we entered into an equity distribution agreement with Citigroup Global Markets, Inc. (Citigroup). Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Citigroup, as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $500 million. Sales of the common units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between us and Citigroup. Under the terms of the equity distribution agreement, we may also sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. Any sale of the common units to Citigroup as principal would be pursuant to the terms of a separate agreement between us and Citigroup. The equity distribution agreement provides us with the right, but not the obligation, to offer and sell common units, at prices to be determined by market conditions. We retain at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of common units to be sold through Citigroup, on a daily basis or otherwise as we and Citigroup agree.
The table below shows the units issued, the net proceeds from the issuances (in millions) and the use of the proceeds:

Issuance Period	Common Units(a)	General Partner Units(b)	Net Proceeds(c)	Use of Proceeds
First Quarter 2014	1,165,648	23,877	$36	General partnership purposes
—————————

(a)	Issuances pursuant to our equity distribution agreement.

(b)	Units issued to the general partner to maintain its 2% ownership interest in us.

(c)	Net proceeds include proceeds from issuances to our general partner.

Partnership Distributions

The following table provides information about our distributions (in millions, except for per unit distribution amounts):

	Three Months Ended March 31,
	2014	2013
Per unit cash distribution declared for the period	$0.65	$0.62
Per unit cash distribution paid in the period(a)	0.65	0.61
Cash distributions paid in the period to all partners	197	178
General Partner’s incentive distribution:
Declared for the period	52	45
Paid in the period	51	43
—————————

(a)	Distributions for the current quarter are declared and paid in the following quarter.

Incentive Distribution Rights

As of March 31, 2014, our general partner has not elected to reset its minimum quarterly distribution amount and increase the cash target distribution levels upon which its IDR payments are made. Therefore, no Class B units have been issued as required by the general partner’s reset election. Even if there has been no reset election, diluted earnings per unit may be affected if the impact of a potential reset is dilutive. Currently, diluted earnings per unit have not been impacted because the combined impact is antidilutive. For a further discussion of our reset election, see our 2013 Form 10-K.

Our general partner currently holds all of our IDRs, but may transfer these rights separately from its general partner interest, subject to restrictions in our partnership agreement. The IDRs are considered a special non-voting limited partner interest under EPB’s partnership agreement. For presentation purposes, however, we include income allocations and distributions related to the IDRs within general partner’s capital because our general partner currently holds the IDRs. For a further discussion of our IDRs, see our 2013 Form 10-K.

4. Fair Value
The following table reflects the carrying amount and estimated fair value of our financial instruments (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations(a)	$4,002	$4,445	$4,073	$4,441
 —————————

(a)
Our total other financing obligations were $183 million and $175 million as of March 31, 2014 and December 31, 2013, of which $6 million was reported as “Current portion of debt” on our Consolidated Balance Sheets for each period. For a further discussion of our total other financing obligations, see our 2013 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the three months ended March 31, 2014 and 2013, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.
As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and payable represent their fair values based on the short-term nature of these instruments.

5. Related Party Transactions

Affiliate Balances
We enter into transactions with our affiliates within the ordinary course of business, including long-term contracts providing for natural gas transportation services to and from affiliates and various operating agreements. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions. For a further discussion of our affiliated transactions, see our 2013 Form 10-K. The following table summarizes our balance sheet affiliate balances (in millions):

	March 31, 2014	December 31, 2013
Accounts receivable, net	$2	$3
Natural gas imbalance receivable(a)	2	2
Accounts payable	7	9
Financing obligations(b)	183	175
   —————————

(a)	Included in “Other current assets” on our Consolidated Balance Sheets.

(b)	Represents our financing obligations payable to WYCO, of which $6 million is included in “Current portion of debt” on our Consolidated Balance Sheets at each period end.
The table below shows overall revenues and expenses from our affiliates (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$2	$2
Operations and maintenance	22	21
General and administrative	16	14

6. Litigation, Environmental and Other Contingencies

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

Legal Proceedings

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (“Brinckerhoff I”), March 2012 (“Brinckerhoff II”) and May 2013 (“Brinckerhoff III”), derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., our general partner, and the directors of our general partner. We were named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010 and May 2012 drop down transactions involving our purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration we paid was excessive. Defendants’ motion to dismiss in Brinckerhoff I was denied in part. Brinckerhoff I and II have been consolidated into one proceeding. The parties’ motions for summary judgment are pending. A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.
In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non-derivative claims, against us, and our general partner and its board. We were named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to us of a 25% ownership interest in SNG. Defendants’ motion to dismiss was denied. Defendants’ motion for summary judgment is pending. Defendants continue to believe this action is without merit and intend to defend against it vigorously.
General
As of March 31, 2014 and December 31, 2013, our total reserve for legal proceedings amounted to $2 million.
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
Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority- East filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against SNG, and approximately one hundred other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the Flood Protection Authority filed a motion to remand the case to the state district court for Orleans Parish. On December 18, 2013, a hearing was conducted on the remand motion and it remains under consideration by the court.

Superfund Matters

Included in our recorded environmental liabilities are matters in which we have received notice that we have been designated, or could be designated, as a PRP under the CERCLA, commonly known as Superfund, or state equivalents for one active site. Liability under the federal CERCLA statute may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. We consider the financial strength of other PRPs in estimating our liabilities.
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash distributions. As of March 31, 2014 and December 31, 2013, we had approximately $2 million accrued for our environmental matters.
Other Commitments
We had no material changes to our capital commitments as disclosed in our 2013 Form 10-K.

7. Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. Substantially all of our regulatory assets are being recovered as cost of service in our rates over a period of approximately one year to forty-two years. For a detailed discussion of our regulatory assets and liabilities, see our 2013 Form 10-K. The following table summarizes our regulatory asset and liability balances (in millions):

	March 31, 2014	December 31, 2013
Current regulatory assets	$28	$26
Non-current regulatory assets(a)	118	120
Total Regulatory Assets	$146	$146

Current regulatory liabilities	$32	$17
Non-current regulatory liabilities(b)	61	60
Total Regulatory Liabilities	$93	$77
 —————————

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

Regulatory Assets Amortization

Our amortization of the regulatory assets for three months ended March 31, 2014 and 2013 totaled $8 million for each period, which primarily consisted of (i) $3 million of the deferred losses on SNG’s sale of offshore assets recorded as “Depreciation and amortization” and (ii) $3 million of the deferred losses on reacquired debt recorded as “Interest expense, net” on our Consolidated Statement of Income.

Rate Proceedings

WIC

The FERC initiated a rate proceeding on November 15, 2012 to investigate WIC’s rates under Section 5 of the Natural Gas Act. On October 1, 2013, the FERC approved an uncontested Offer of Settlement filed in June 2013 by WIC to fully resolve FERC’s rate investigation. WIC’s approved settlement offer, agreed to by all active parties, provides for a two-phase, base tariff rate reduction on July 1, 2013 and January 1, 2014, as well as rate certainty for the parties during a three-year moratorium on new rates through July 1, 2016. The lower rates will result in an additional annual revenue reduction of approximately $12 million in 2014 from 2013.

SNG

On January 31, 2013, the FERC approved SNG’s request to amend its January 2010 rate settlement with its customers. The amendment extended the required filing date for SNG’s rate case from February 28, 2013 to no later than May 31, 2013. On May 2, 2013, SNG filed a comprehensive settlement with its customers to resolve all matters relating to its rates. The FERC approved the comprehensive settlement on July 12, 2013. Under the settlement, customers must extend all firm service agreements through August 31, 2016, and SNG cannot file a Section 4 rate case to be effective earlier than September 1, 2016. The settlement also includes a two-phase reduction in rates. The first phase, which was effective September 1, 2013, will result in an additional annual revenue reduction of approximately $23 million in 2014 from 2013. The second phase, effective November 1, 2015, will result in an additional revenue reduction of approximately $2 million for 2015 and an additional revenue reduction of approximately $12 million in 2016. The settlement prohibits both SNG and its customers from requesting a change to SNG’s rates during a three-year moratorium through August 31, 2016 and requires SNG to file a new rate case to be effective no later than September 1, 2018.

CIG

In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) CIG’s current tariff rates to continue until the next general rate case, which will be effective no earlier than October 1, 2014 but no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of CIG’s customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of CIG’s customers to charge for certain shortfalls of revenue less than an annual threshold amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation
The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes, (ii) our consolidated financial statements and related notes included in our 2013 Form 10-K and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K.

Growth Projects

Liquefaction Projects

Elba Island Liquefaction Project

Under the terms of the LLC agreement between SLC and Shell US Gas &Power LLC (Shell G&P), which was entered into in January 2013, both parties are obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities at SLNG’s existing Elba Island LNG terminal. SLNG received DOE authorization to export the produced LNG to FTA countries and has applied for non-FTA approval. Additionally, SLNG has requested FERC authorization to abandon the LNG truck loading facilities at the terminal. As part of Phase I of the project, we expect to incur capital expenditures of approximately $395 million related to ancillary facilities on SLNG’s terminal. In December 2013, Shell G&P gave notice to ELC to move forward on Phase II of the project. Phase II capacity will be either 70 MMcf/d (0.5 million tonnes per year) or 140 MMcf/d (1.0 million tonnes per year), at the election of Shell G&P. At full development, the project is expected to have total capacity of approximately 350 MMcf/d of natural gas (2.5 million tonnes per year of LNG). EPB’s investment in the Elba Liquefaction Project (including EPB’s portion of capital required under the joint venture as well as capital required on its existing SLNG facilities) is expected to be approximately $1.2 billion. Subject to regulatory approvals, first production from Phase I of the project is anticipated in late 2016 or early 2017, and first production from Phase II is expected in 2017. The project is moving forward under FTA country export authority and is now sixth in the DOE queue to receive non-FTA export authority.

In January 2013, ELC signed a liquefaction services agreement with Shell NA LNG LLC (Shell LNG) to provide liquefaction services. Once the project is finalized, Shell LNG will subscribe to 100% of the liquefaction capacity pertaining to Phases I and II of the aforementioned project. Subject to various regulatory approvals, SLNG will modify its LNG terminal to load the LNG onto ships for export. SLNG entered into a Maintenance and Administrative and Operating Agreement with ELC in which SLNG has agreed to perform operation, maintenance and administrative services associated with the construction and operation of the liquefaction facilities. We filed full project applications with the FERC in March 2014.

Elba Express and SNG expansions
Elba Express and SNG will invest more than $275 million for incremental, long-term natural gas transportation service following successful open seasons in August 2013 that generated binding customer contracts with incremental capacity of approximately 800,000 dekatherms per day, an increase of more than 85,000 dekatherms per day over previously announced capacity. The expansion will support southeastern U.S. infrastructure growth and the needs of customers in Georgia, South Carolina and northern Florida.

Elba Express expansion. The Elba Express expansion will create incremental north-to-south capacity, including interconnects and delivery points with SNG and other pipelines and shippers, designed to serve a new load created by the proposed Elba Liquefaction Project at SLNG’s Elba Island Terminal near Savannah, Georgia and other capacity needs along the Elba Express Pipeline. Elba Express customers have also expressed interest in incremental optional capacity of approximately 300,000 dekatherms per day, which, if exercised, would bring the total capacity of the expansions to approximately 1.1 billion cubic feet per day. Elba Express expects an in-service date as early as June 2016 pending regulatory approvals.

SNG expansion. The SNG expansion will create capacity on its South Main system and also provide subscribing customers firm north-to-south transportation service on the Elba Express Pipeline using firm transportation service being acquired by SNG in the Elba Express expansion. SNG anticipates placing the project in service in June 2016, pending regulatory approvals.

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

Distributable Cash Flow

As more fully described in our 2013 Form 10-K, our partnership agreement requires us to distribute 100% of our available cash to our partners on a quarterly basis (available cash as defined in our partnership agreement generally consists of all our cash receipts, less cash disbursements and changes in reserves). DCF is an overall performance metric we use as a measure of available cash. Because we distribute all of our available cash to investors, our primary objective is to grow cash distributions over time. We believe the primary measure of company performance used by us, investors and industry analysts covering MLPs is cash generation performance. Therefore, we believe DCF is an important measure to evaluate the operating and financial performance of the partnership and to compare it with the performance of other publicly traded MLPs within the industry.

We define DCF before certain items to be limited partners’ income before certain items and DD&A, less sustaining capital expenditures (those capital expenditures which do not increase capacity or throughput), plus our share of DD&A of our equity method investees less our share of sustaining capital expenditures of our equity method investees, plus other income and expenses, net (which primarily includes deferred revenue, non-cash AFUDC equity and other items).

Our DCF was $163 million and $169 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in DCF of $6 million in 2014 as compared to 2013 was primarily due to a higher general partner’s incentive distribution and the settlement of SNG’s and WIC’s rate cases offset by the Elba Express Phase B Expansion project placed in service in April 2013. The table below details the reconciliation of Net Income to DCF (in millions):

	Three Months Ended March 31,
	2014	2013
Net income	$173	$174
Certain items	—	—
Net income before certain items	173	174
Less: General Partner’s 2% interest allocation	(3)	(3)
Less: General Partner’s incentive distribution	(52)	(45)
Limited Partners’ Net Income before certain items	118	126
Plus: Depreciation and amortization(a)	53	48
Less: Sustaining capital expenditures(a)	(6)	(5)
Less: Other, net(b)	(2)	—
	45	43
Distributable Cash Flow before certain items—Limited Partners	$163	$169
  —————————

(a)	Includes our share of equity method investees’ depreciation and amortization or sustaining capital expenditures.

(b)	Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Earnings Results

Our management assesses our performance based on EBDA, which excludes DD&A, general and administrative expenses and interest expense, net. General and administrative expenses have been excluded from EBDA and include items such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets, which consist of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.

Below are the components of EBDA for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$382	$386
Operating Expenses
Operations and maintenance	(45)	(51)
Taxes, other than income taxes	(22)	(21)
Subtotal	(67)	(72)
Earnings from equity investments	3	3
Other, net	1	—
EBDA	$319	$317

Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended March 31,
	2014	2013
EBDA	$319	$317
Depreciation and amortization	(53)	(48)
General and administrative	(20)	(20)
Interest expense, net	(73)	(75)
Net income	$173	$174
Throughput volumes (BBtu/d)(a)	8,064	7,884
  —————————

(a)	Throughput volumes are presented for WIC, CIG, SNG, CPG and Elba Express and exclude intercompany volumes.

EBDA

Following is information related to the changes in EBDA and revenues for the three months ended March 31, 2014 compared to the corresponding period in 2013 (in millions):

	EBDA	Revenues
	increase/(decrease)
SNG	$(6)	$(3)
Elba Express	7	7
WIC	(6)	(7)
CIG	5	(1)
Other	2	—
Total EPB	$2	$(4)

•
SNG’s EBDA decreased by $6 million for 2014 as compared to 2013. This decrease was driven by $8 million of lower reservation and usage revenues due to rate reductions pursuant to its rate case settlement effective September 1, 2013, as discussed in Item 1. Financial Statements, Note 7 “Accounting for Regulatory Activities.” Partially offsetting this unfavorable impact was $4 million of incremental revenues primarily due to increased park and loan services and expansion revenue related to an expansion that was placed in service in late 2013. In addition, SNG experienced $3 million of higher operating expenses in 2014 as compared to 2013 primarily due to the aforementioned rate case settlement’s impact on our electricity cost recovery and higher field operation and maintenance expenses;

•
Elba Express contributed higher EBDA of $7 million for 2014 as compared to 2013 primarily due to higher revenues resulting from the placement of the Elba Express Phase B Expansion project in service in April 2013;

•
WIC’s EBDA decreased by $6 million for 2014 as compared to 2013 primarily due to lower reservation revenue of $7 million as a result of rate reductions pursuant to its Section 5 rate settlement as further discussed in Item 1. Financial Statements, Note 7 “Accounting for Regulatory Activities.” This decrease was partially offset by favorable gas balance revaluations of $1 million in 2014 driven by higher prices as compared to prior year; and

•
CIG’s EBDA increased by $5 million for 2014 as compared to 2013. This increase was driven by a $5 million favorable impact on operating expenses resulting from favorable rates on gas used for system balancing which is generally expected to reverse for the full year. Also driving the increase was higher revenue of $2 million attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts as included in CIG’s August 2011 rate case settlement) as well as higher usage and interruptible revenues. These positive impacts were partially offset by lower transportation revenues of $2 million due to the nonrenewal of expiring contracts and restructuring of certain contracts at lower volumes or discounted rates.

Depreciation and Amortization

Our depreciation and amortization expense was $5 million higher in 2014 as compared to the same period in 2013 primarily due to the higher depreciation rates as a result of SNG’s rate case settlement.

Interest Expense, net

Our interest expense, net decreased by $2 million during the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to a lower average debt balance driven by the repayment of $88 million of EPPOC senior notes in September 2013 and $71 million of SLNG senior notes in February 2014. For a further discussion of these debt obligations, see Item 1. Financial Statements, Note 2 “Debt” and our 2013 Form 10-K.
Liquidity and Capital Resources
General
As of March 31, 2014, we had approximately $1.1 billion of liquidity consisting of $1.0 billion of availability under our revolving credit agreement and $81 million of cash on hand. We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2014 capital program and to allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.
Our primary sources of cash include cash flow from operations and funds obtained through long term financing activities and bank credit facilities. Our primary uses of cash are funding capital expenditure programs, meeting our debt service obligations, meeting operating needs and paying distributions. Our outstanding short-term debt as of March 31, 2014 was $41 million which relates to $35 million of CIG’s 5.95% senior notes and our subsidiaries’ other financing obligations of $6 million. We intend to refinance our current maturities through issuance of a combination of long-term debt and equity and/or borrowings under our revolving credit agreement. We may generate additional sources of cash through future issuances of additional partnership units, including issuances under the equity distribution agreement.
To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt obligations and our debt-related transactions, see Note 2 to our consolidated financial statements and our 2013 Form 10-K.
Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives. We are subject, however, to conditions in the equity and debt markets for our limited partner units and long-term senior notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or longer-term senior notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Furthermore, our ability to access the public and private debt market is affected by our credit ratings.
In March 2014, Standard & Poor’s Rating Services upgraded EPB’s corporate credit rating to BBB from BBB- and revised its outlook to stable from positive. Moody’s Investor Services affirmed EPB’s corporate credit rating of Ba1 and revised its outlook from positive to stable.
Partnership Distributions
Our partnership agreement requires that we distribute 100% of available cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning our partnership distributions.
On April 16, 2014, we declared a cash distribution of $0.65 per unit for the three months ended March 31, 2014 compared to the $0.62 per unit distribution we made for the three months ended March 31, 2013. Our declared distribution for the three months ended March 31, 2014 will result in an IDR to our general partner of $52 million.

Capital Expenditures
We account for our capital expenditures in accordance with GAAP. Capital expenditures under our partnership agreement include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion or discretionary capital expenditures). The distinctions are used when determining cash from operations pursuant to the partnership agreement (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. Maintenance capital expenditures are those which maintain throughput or capacity. Thus, under our partnership agreement, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one.
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
Our capital expenditures for the three months ended March 31, 2014, and the amount we expect to spend for the remainder of 2014 to sustain and grow our businesses are as follows (in millions):

	Three Months Ended March 31, 2014(a)	2014 Remaining(b)	Total
Sustaining	$6	$40	$46
Discretionary	11	146	157
Total	$17	$186	$203
 —————————

(a)
Includes a net decrease in capital accruals and retainage of $7 million, our share of equity method investees’ sustaining capital expenditures of $1 million and contributions for discretionary capital to our equity investments of $5 million.

(b)	Includes our share of equity method investees’ sustaining capital expenditures and contributions to our equity method investments for discretionary capital expenditures.

We generally fund our sustaining capital expenditures with existing cash or from cash flows from operations. Generally, we initially fund our discretionary capital expenditures through borrowings under our credit agreement until the amount borrowed is of a sufficient size to cost effectively replace the initial funding with long-term debt, equity or both.

As an MLP, we distribute all of our available cash and we access capital markets to fund acquisitions and asset expansions. Historically, we have succeeded in raising necessary capital in order to fund our acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that our stable cash flows, our credit rating and our historical record of successfully accessing both equity and debt funding sources should allow us to continue to execute our current investment, distribution and acquisition strategies, as well as refinance maturing debt when required.

Cash Flows
The following table summarizes our net cash flows from operating, investing and financing activities for each period presented (in millions):

	Three Months Ended March 31,
	2014	2013	increase/(decrease)
Net cash provided by (used in):
Operating activities	$257	$276	$(19)
Investing activities	(21)	(27)	6
Financing activities	(233)	(157)	(76)
Net increase (decrease) in cash and cash equivalents	$3	$92	$(89)

Operating Activities. Cash provided by operating activities before changes in operating assets and liabilities was $1 million lower primarily due to lower revenues resulting from SNG’s and WIC’s rate case settlements partially offset by the placement of Elba Express Phase B Expansion in service in April 2013 and higher incremental revenues due to additional usage and interruptible services on SNG and CIG. In addition, changes in operating assets and liabilities provided lower cash of $18 million primarily due to unfavorable changes in our accrued tax liabilities, lower debt interest accrual and customer deposit refunds.
Investing Activities. Our cash flow from investing activities increased primarily due to decreased discretionary capital spending due to the placement of Elba Express Phase B Expansion in service in April 2013, partially offset by $5 million of cash contributions made during 2014 to fund ELC’s capital expenditures.
Financing Activities. During 2014, we received $36 million of net proceeds from our common and general partner unit issuances as compared to the $22 million in 2013 as discussed in Note 3. In addition, during 2014, we repaid SLNG’s senior notes of $71 million. We also borrowed $50 million from our revolving credit agreement and repaid those borrowings. We also paid $19 million of higher cash distributions to our partners in 2014 as compared to 2013, reflecting a greater number of partnership units outstanding, an increase in our cash distribution per unit and increased IDR payments to our general partner.

Rate Case Settlements

See Item 1. Financial Statements, Note 7 “Accounting for Regulatory Activities” for information related to rate case settlements for WIC, SNG and CIG.

These settlements are consistent with management’s expectations and are not expected to materially impact our future cash flow projections, including our expected 2014 distributions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2013, in Item 7A of our 2013 Form 10-K.

Item 4. Controls and Procedures.
As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1. Note 6 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A in our 2013 Form 10-K.

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

3.2*
First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008); Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 14, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 15, 2013).

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

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) our Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (iv) our Consolidated Statements of Partners’ Capital for the three months ended March 31, 2014 and 2013 and (v) the notes to our Consolidated Financial Statements.

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

Date: April 25, 2014

By:	/s/ DAVID P. MICHELS
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)