Form 10-Q
period 2014-06-30
El Paso Pipeline Partners, L.P.
filed 2014-07-29
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
There were 231,097,050 Common Units and 4,716,266 General Partner Units outstanding as of July 25, 2014.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Company Abbreviations

Bear Creek	=	Bear Creek Storage Company, L.L.C.	Gulf LNG	=	Gulf LNG Holdings Group, LLC
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMI	=	Kinder Morgan, Inc.
CIG Gas Storage	=	CIG Gas Storage Company LLC	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	SLC	=	Southern Liquefaction Company, L.L.C.
Elba Express	=	Elba Express Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
El Paso	=	El Paso Holdco LLC	Southern Gulf	=	Southern Gulf LNG Company, L.L.C.
EP Ruby	=	EP Ruby, LLC	SNG	=	Southern Natural Gas Company, L.L.C.
ELC	=	Elba Liquefaction Company, L.L.C.	WIC	=	Wyoming Interstate Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	WYCO	=	WYCO Development L.L.C.
GLLC	=	Gulf LNG Liquefaction Company, L.L.C.	Young	=	Young Gas Storage Company, Ltd.

Unless the context otherwise requires, references to “us,” “we,” “our,” “ours,” or “EPB,” are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries, as applicable.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	FTA	=	Free Trade Agreement
BBtu/d	=	billion British thermal units per day	GAAP	=	U.S. Generally Accepted Accounting Principles
Bcf	=	billion cubic feet	IDR	=	incentive distribution right
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LIBOR	=	London Interbank Offered Rate
DCF	=	distributable cash flow	LLC	=	Limited Liability Company
DD&A	=	depreciation and amortization	LNG	=	liquefied natural gas
DOE	=	Department of Energy	MLP	=	master limited partnership
Dth/d	=	dekatherms per day	MMcf/d	=	million cubic feet per day
EBDA	=	Earnings before depreciation and amortization	PRP	=	Potentially Responsible Party
FERC	=	Federal Energy Regulatory Commission	SEC	=	Securities and Exchange Commission
FASB	=	Financial Accounting Standards Board

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$353	$359	$735	$745
Operating Costs and Expenses
Operations and maintenance	60	58	105	109
Depreciation and amortization	54	47	107	95
General and administrative	19	22	39	42
Taxes, other than income taxes	22	23	44	44
Total Operating Costs and Expenses	155	150	295	290
Operating Income	198	209	440	455

Other Income (Expense)
Earnings from equity investments	14	3	17	6
Amortization of excess cost of equity investments	(6)	—	(6)	—
Interest expense, net	(76)	(76)	(149)	(151)
Other, net	1	—	2	—
Total Other Income (Expense)	(67)	(73)	(136)	(145)
Net Income	$131	$136	$304	$310

Calculation of Limited Partners’ Interest in Net Income:
Net Income	$131	$136	$304	$310
Plus: Severance Costs Allocated to General Partner	—	1	—	1
Income Subject to 2% Allocation of General Partner Interest	131	137	304	311
Less: General Partner’s 2% Interest Allocation	(3)	(3)	(6)	(6)
Less: General Partner’s Incentive Distribution	(55)	(47)	(107)	(92)
Limited Partners’ Interest in Net Income	$73	$87	$191	$213
Limited Partners’ Net Income per Unit - Basic and Diluted	$0.32	$0.40	$0.86	$0.98
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit - Basic and Diluted	227	217	222	216
Per Unit Cash Distribution Declared for the Period	$0.65	$0.63	$1.30	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$131	$136	$304	$310
Other Comprehensive Loss:
Adjustments to postretirement benefit plan liabilities	(1)	—	(1)	—
Change in other comprehensive loss from equity investments	(1)	—	(1)	—
Total Other Comprehensive Loss	(2)	—	(2)	—
Comprehensive Income	$129	$136	$302	$310

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50	$78
Accounts receivable, net	121	147
Inventories	34	34
Regulatory assets	26	26
Other current assets	18	19
Total current assets	249	304

Property, plant and equipment, net	5,817	5,879
Investments	1,816	87
Deferred charges and other assets	220	225
Total Assets	$8,102	$6,495

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$41	$77
Accounts payable	43	73
Accrued interest	53	51
Accrued taxes, other than income	47	37
Regulatory liabilities	25	17
Other current liabilities	26	22
Total current liabilities	235	277

Long-term liabilities and deferred credits
Long-term debt	4,742	4,171
Other long-term liabilities and deferred credits	99	108
Total Liabilities	5,076	4,556
Commitments and contingencies (Note 8)

Partners’ Capital
Common units	4,518	4,197
General partner units	(1,493)	(2,268)
Accumulated other comprehensive income	1	10
Total Partners’ Capital	3,026	1,939
Total Liabilities and Partners’ Capital	$8,102	$6,495

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$304	$310
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	107	95
Amortization of excess cost of equity investments	6	—
Earnings from equity investments	(17)	(6)
Distributions from equity investment earnings	18	7
Other non-cash items	5	9
Changes in components of working capital:
Accounts receivable	25	29
Regulatory assets	—	11
Other current assets, including inventories	2	(3)
Accounts payable	(26)	(22)
Accrued interest	2	—
Accrued taxes, other than income	10	12
Regulatory liabilities	9	(5)
Other current liabilities	(2)	(2)
Other long-term assets and liabilities	(15)	5
Net Cash Provided by Operating Activities	428	440

Cash Flows From Investing Activities
Capital expenditures	(32)	(56)
Payment to KMI to acquire interests in Ruby, Gulf LNG and Young	(875)	—
Contributions to investments	(13)	(1)
Distributions from equity investments in excess of cumulative earnings	7	—
Other, net	4	—
Net Cash Used in Investing Activities	(909)	(57)

Cash Flows From Financing Activities
Issuance of debt	800	—
Payments of debt	(274)	(3)
Debt issue costs	(3)	—
Proceeds from issuance of common and general partner units	325	87
Cash distributions to unitholders and general partner	(395)	(361)
Net Cash Provided by (Used in) Financing Activities	453	(277)

Net (decrease) increase in Cash and Cash Equivalents	(28)	106
Cash and Cash Equivalents, beginning of period	78	114
Cash and Cash Equivalents, end of period	$50	$220

Non-Cash Investing and Financing Activities
(Decrease) increase in property, plant and equipment accruals and contractor retainage	$(6)	$3
Assets acquired by the issuance of common units (Note 4)	97	—
Capital contribution related to the Drop-Down Transaction (Note 4)	766	—

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions, Except Units)
(Unaudited)

	Six Months Ended June 30,
	2014		2013
	Units	Amount	Units	Amount
Limited partner common:
Beginning Balance	217,831,642	$4,197	215,789,325	$4,253
Net income		191		213
Issuance of units	10,205,484	317	2,037,958	85
Distributions		(284)		(266)
Units issued as consideration to acquire interests in Ruby, Gulf LNG and Young	3,059,924	97		—
Ending Balance	231,097,050	4,518	217,827,283	4,285
General partner:
Beginning Balance	4,445,455	(2,268)	4,403,765	(2,276)
Net income		113		97
Issuance of units	270,811	8	41,690	2
Distributions		(111)		(95)
Capital contribution related to the Drop-Down Transaction (Note 4)		766		—
Reimbursed severance expense allocated from KMI		—		1
Other		(1)		—
Ending Balance	4,716,266	(1,493)	4,445,455	(2,271)
Accumulated other comprehensive income (loss):
Beginning Balance		10		10
Carry-over basis in accumulated other comprehensive loss from equity investment acquired in the period		(7)		—
Other comprehensive loss		(2)		—
Ending Balance		1		10
Total Partners’ Capital	235,813,316	$3,026	222,272,738	$2,024

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are a Delaware MLP formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own WIC, SLNG, Elba Express, SNG, CIG, SLC, CPG, EP Ruby, Southern Gulf and CIG Gas Storage. In May 2014, we acquired a 100% ownership interest in each of Southern Gulf and CIG Gas Storage and a 50% ownership interest in Ruby from KMI and its affiliates. See Note 2 “Acquisitions” for a further discussion of our acquisitions. WIC and CIG are interstate pipeline systems serving the Rocky Mountain region. CPG is an interstate pipeline which serves the Rocky Mountain and Midwest regions. SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia. Elba Express and SNG are interstate pipeline systems serving the southeastern region of the U.S. Our equity method investments include WYCO, which is owned 50% by CIG, Bear Creek, which is owned 50% by SNG, ELC, which is owned 51% by SLC, Ruby, which is owned 50% by EP Ruby, Gulf LNG, which is owned 50% by Southern Gulf, and Young, which is owned 47.5% by CIG Gas Storage. We are controlled by our general partner, El Paso Pipeline GP Company, L.L.C., an indirect wholly owned subsidiary of KMI.

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

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair presentation of our financial results for the interim periods. Certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K.

Limited Partners’ Net Income per Unit

We compute “Limited partners’ net income per unit” by dividing our limited partners’ interest in net income by the weighted average number of common units outstanding during the period.

2. Acquisitions
On May 2, 2014, we acquired from KMI and its subsidiaries a 50% equity interest in Ruby, an indirect 50% equity interest in Gulf LNG through our acquisition of a 100% equity interest in Southern Gulf and an indirect 47.5% equity interest in Young through our acquisition of a 100% equity interest in CIG Gas Storage, in a transaction valued at approximately $2 billion (the “Drop-Down Transaction”). The transaction value includes our proportionate share of debt of approximately $1 billion, representing 50% of total debt of Ruby and Gulf LNG as of April 30, 2014. Collectively, Southern Gulf, CIG Gas Storage and the 50% interest in Ruby are referred to as the “Acquired Investments.” The terms of the Drop-Down Transaction were unanimously approved on our behalf by the conflicts committee, which is comprised of the independent members of the board of directors of our general partner, and following the recommendation by the conflicts committee, by the board of directors of our general partner. The transaction was effective as of the close of business on April 30, 2014. The aggregate consideration of $972 million paid to KMI in the Drop-Down Transaction consisted of approximately $875 million of cash and 3,059,924 newly issued common units representing limited partner interests in us. We funded the cash consideration with the proceeds from our public offerings of common units and debt securities, borrowings under our credit facility and cash on hand. The acquisitions of the interests in the Acquired Investments are accounted for prospectively under the equity method of accounting. For a further discussion of these equity investments, see Note 6 “Investments in Unconsolidated Affiliates.”
Ruby indirectly owns a 680-mile pipeline system that transports natural gas from basins in the Rocky Mountains to consumers in California, Nevada and the Pacific Northwest. Gulf LNG indirectly owns the Gulf LNG Terminal located in Pascagoula, Mississippi, which has 6.6 Bcf of storage capacity and 1.5 Bcf per day of peak vaporization send-out capacity. Young owns a natural gas storage facility in Morgan County, Colorado with a working natural gas storage capacity of approximately 6 Bcf.
Pro Forma Information
We accounted for the Drop-Down Transaction as a transaction under common control involving the transfer of financial assets related to entities owning equity investments. As a result, this transaction is accounted for prospectively after consummation of the acquisition.
The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2014 and 2013 assumes that the Drop-Down Transaction and related financing had occurred as of January 1, 2013. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2013, or the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

	Pro Forma
	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Earnings from equity investments	$26	$13
Net Income	309	302
Limited Partners’ Net Income per Unit -Basic and Diluted	0.86	0.88

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	June 30, 2014	December 31, 2013
EPPOC
Senior Notes, 4.10%, due 2015	$375	$375
Senior Notes, 6.50%, due 2020	535	535
Senior Notes, 5.00%, due 2021	500	500
Senior Notes, 4.30%, due 2024	600	—
Senior Notes, 7.50%, due 2040	375	375
Senior Notes, 4.70%, due 2042	475	475
Revolving credit facility, variable, due 2016(a)	—	—
CIG
Senior Notes, 5.95%, due 2015	35	35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
SLNG
Senior Notes, 9.50%, due 2014	—	71
Senior Notes, 9.75%, due 2016	64	64
SNG
Notes, 5.90%, due 2017	500	500
Notes, 4.40%, due 2021	300	300
Notes, 7.35%, due 2031	153	153
Notes, 8.00%, due 2032	258	258
Total long-term debt	4,610	4,081
Other financing obligations	181	175
Total long-term debt and other financing obligations	4,791	4,256
Less: Unamortized discount	8	8
Less: Current portion of debt	41	77
Total long-term debt and other financing obligations, less current maturities	$4,742	$4,171
 —————————

(a)	LIBOR plus 1.75%.
Credit Facility
As of June 30, 2014 and December 31, 2013, we had no outstanding balance under our revolving credit facility; therefore, our availability under this facility was $1 billion.
Debt Issuance and Repayment
In May 2014, EPPOC issued $600 million of 4.30% senior notes due in 2024. The net proceeds of $597 million were used to partially fund the Drop-Down Transaction as discussed in Note 2, “Acquisitions.” In February 2014, we repaid SLNG’s $71 million of 9.50% senior notes.

EPPOC’s Debt Obligations
EPPOC’s senior notes are guaranteed fully and unconditionally by its parent, EPB. EPPOC is a wholly owned subsidiary of EPB. EPB’s only operating asset is its investment in EPPOC, and EPPOC’s only operating assets are its investments in CIG, WIC, SLNG, Elba Express, SNG, CPG, SLC, EP Ruby, Southern Gulf, and CIG Gas Storage (collectively, the non-guarantor operating companies). EPB’s and EPPOC’s independent assets and operations, other than those related to these investments and EPPOC’s debt, are less than 3% of total assets and operations of EPB, and thus substantially all of the operations and assets exist within these non-guarantor operating companies. Furthermore, there are no significant restrictions on EPPOC’s or our ability to access the net assets or cash flows related to its controlling interests in the operating companies, either through dividends or loans.
Debt Covenants
As of June 30, 2014, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2013 Form 10-K.
4. Partners’ Capital
As of June 30, 2014 and December 31, 2013, our partners’ capital included the following limited partner and general partner units:

	June 30, 2014	December 31, 2013
Common units
Held by third parties	137,716,316	127,510,832
Held by KMI and affiliates	93,380,734	90,320,810
Total limited partner units	231,097,050	217,831,642
General partner units	4,716,266	4,445,455
Total units outstanding	235,813,316	222,277,097
As of June 30, 2014, KMI owns a 39.6% limited partner interest in us and retains its 2% general partner interest in us and all of our IDRs.
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
In May 2014, we issued 7,820,000 common units to the public and issued 3,059,924 common units to KMI in conjunction with the Drop-Down Transaction. Concurrent with the issuances of these common units, we issued 222,039 general partner units to our general partner in order to maintain its 2% ownership interest in us.

The table below shows the units issued, the net proceeds from the issuances (in millions) and the use of the proceeds:

Issuance Period	Common Units		General Partner Units(c)	Net Proceeds(d)	Use of Proceeds
First Quarter 2014	1,165,648	(a)	23,877	$36	General partnership purposes
Second Quarter 2014	9,039,836	(b)	246,934	289	General partnership purposes and Drop-Down Transaction
—————————

(a)	Issuances pursuant to our equity distribution agreement.

(b)
Includes 7,820,000 units issued to the public and 1,219,836 units issued pursuant to our equity distribution agreement. This amount excludes units issued to KMI to partially fund the Drop-Down Transaction.

(c)	Units issued to the general partner to maintain its 2% ownership interest in us.

(d)	Net proceeds include proceeds from issuances to our general partner.

Adjustment to Partners’ Capital from the Drop-Down Transaction

We accounted for the Drop-Down Transaction as transfer of assets between entities under common control, and accordingly, we recognized the entities we acquired at KMI’s carrying value (including all purchase accounting adjustments from KMI’s acquisition of the Acquired Investments from El Paso). We then recognized the difference between our purchase price and the carrying value of the Acquired Investments as an adjustment to our Partners’ Capital. As of close of business on April 30, 2014, the carrying value of the Acquired Investments and the carry-over basis in accumulated other comprehensive loss totaled $1,738 million. We paid KMI $875 million in cash, issued to KMI 3,059,924 common units valued at $97 million, and recognized a non-cash increase of $766 million in our general partner’s interest in us.

Partnership Distributions

The following table provides information about our distributions (in millions, except for per unit distribution amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per unit cash distribution declared for the period	$0.65	$0.63	$1.30	$1.25
Per unit cash distribution paid in the period(a)	0.65	0.62	1.30	1.23
Cash distributions paid in the period to all partners	198	183	395	361
General partner’s incentive distribution:
Declared for the period	55	47	107	92
Paid in the period	52	45	103	88
—————————

(a)	Distributions for the current quarter are declared and paid in the following quarter.

Incentive Distribution Rights

As of June 30, 2014, our general partner has not elected to reset its minimum quarterly distribution amount and increase the cash target distribution levels upon which its IDR payments are made. Therefore, no Class B units have been issued as required by the general partner’s reset election. Even if there has been no reset election, diluted earnings per unit may be affected if the impact of a potential reset is dilutive. Currently, diluted earnings per unit has not been impacted because the combined impact is antidilutive. For a further discussion of our reset election, see our 2013 Form 10-K.

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

5. Fair Value
The following table reflects the carrying amount and estimated fair value of our financial instruments (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations(a)	$4,602	$5,121	$4,073	$4,441
 —————————

(a)
Our total other financing obligations were $181 million and $175 million as of June 30, 2014 and December 31, 2013, of which $6 million was reported as “Current portion of debt” on our Consolidated Balance Sheets for each period. For a further discussion of our total other financing obligations, see our 2013 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the six months ended June 30, 2014 and 2013, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.
As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and payable represent their fair values based on the short-term nature of these instruments.

6. Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates over which we hold significant influence are accounted for under the equity method of accounting. Our investments in and earnings from our unconsolidated affiliates are as follows as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30 (in millions):

	Investment		Earnings from Unconsolidated Affiliates
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
WYCO	$13	$14	$—	$—	$—	$—
Bear Creek	59	60	3	3	6	6
ELC	24	13	—	—	—	—
Ruby	1,141	—	3	—	3	—
Gulf LNG	564	—	8	—	8	—
Young	15	—	—	—	—	—
Total	$1,816	$87	$14	$3	$17	$6
Amortization of excess costs			$(6)	$—	$(6)	$—

The overall change in the carrying value of our equity investments since December 31, 2013 related primarily to the increases associated with the Acquired Investments from the Drop-Down Transaction as discussed in Note 2, “Acquisitions.”

Below is summarized financial information of the operating results of our unconsolidated affiliates (in millions; amounts represent 100% of investee financial information):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$98	$108
Costs and expenses	37	41
Net income	40	47

Excess Investment Cost

We accounted for the Drop-Down Transaction as a transfer of assets between entities under common control, and accordingly, we recorded the equity investments in Ruby, Gulf LNG and Young at KMI’s carrying value, which was based on the fair value of these assets at the time of KMI’s acquisition of El Paso in May 2012. The fair value differed from the underlying carrying value of our proportional share of the net assets of these equity investments. This differential consists of (i) an amount related to the difference between the investee’s recognized net assets at book value and at current fair value (representing the appreciated value in net assets) and (ii) any premium in excess of fair value (referred to as equity method goodwill) we paid to acquire the investment. We include both amounts within “Investments” on our accompanying consolidated balance sheet as of June 30, 2014.

The first differential represents our proportional share of the excess of the fair value of Gulf LNG’s long-term customer contracts over its underlying book value at the date of KMI’s acquisition of El Paso, partially offset by a reduction in the fair value of its terminaling property, plant and equipment. The basis differential related to the long-term contracts is being amortized on a straight-line basis over the life of the contracts through December 2030. The basis differential related to the revaluation of the property, plant and equipment is being amortized over the life of the property, plant and equipment through December 2041. The net amortization expense related to both basis differentials was approximately $7 million for each of the three and six months ended June 30, 2014. As of June 30, 2014, this unamortized net excess investment cost was approximately $506 million. There is an additional basis differential related to our proportional share of Gulf LNG’s loss on interest rate swaps, which is being amortized over the terms of the interest rate swaps. The amortization benefit of this basis difference amounted to $1 million for each of the three and six months ended June 30, 2014, and the unamortized balance was $39 million as of June 30, 2014.

The second differential, representing total unamortized excess cost over underlying fair value of Ruby’s net assets acquired (equity method goodwill), totaled $155 million as of June 30, 2014. This differential is not subject to amortization but rather to impairment testing. Accordingly, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, to determine whether current events or circumstances warrant adjustments to our carrying value. Our impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. As of June 30, 2014, no such impairment had occurred.
Interest Rate Derivatives of Equity Method Investee

As a result of the Drop-Down Transaction discussed in Note 2, “Acquisitions,” our accumulated other comprehensive income decreased since December 31, 2013 primarily due to the addition of our proportional share of the changes in the fair value of Gulf LNG’s derivative contracts. Gulf LNG uses interest rate swaps to convert its variable interest rates to fixed rates. These derivatives are designated as cash flow hedges, and there was no ineffectiveness recognized during the six months ended June 30, 2014.
The following table summarizes the impact of our proportional share of Gulf LNG’s derivative contracts for each of the three and six months ended June 30, 2014 (in millions):

Carry-over basis in accumulated other comprehensive loss acquired in the period(a)	$(7)
Change in fair value of derivatives utilized for hedging purposes(a)	(2)
Reclassification of change in fair value of derivatives to net income(b)	1
Total	$(8)
—————————

(a)
We expect to reclassify an approximate $3 million loss as of June 30, 2014 into earnings during the next twelve months, however, actual amounts reclassified into earnings could vary materially as a result of changes in interest rates.

(b)	Amounts were reclassified from accumulated other comprehensive income into equity earnings on our accompanying consolidated statements of income.

7. Related Party Transactions

Affiliate Balances
We enter into transactions with our affiliates within the ordinary course of business, including long-term contracts providing for natural gas transportation services to and from affiliates, and various operating agreements. Such transactions are conducted in accordance with all applicable laws and regulations and on an arms’ length basis consistent with our policies governing such transactions. For a further discussion of our affiliate transactions, see our 2013 Form 10-K. The following table summarizes our balance sheet affiliate balances (in millions):

	June 30, 2014	December 31, 2013
Accounts receivable, net	$3	$3
Natural gas imbalance receivable(a)	2	2
Accounts payable	8	9
Natural gas imbalance payable(b)	1	—
Financing obligations(c)	181	175
—————————

(a)	Included in “Other current assets” on our Consolidated Balance Sheets.

(b)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(c)	Represents our financing obligations payable to WYCO, of which $6 million is included in “Current portion of debt” on our Consolidated Balance Sheets at each period end.
The table below shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$2	$2	$4	$4
Operations and maintenance	21	18	43	39
General and administrative	23	23	39	37
Reimbursement of expenses(a)	5	—	5	—
—————————

(a)
Represents reimbursements from Ruby and Gulf LNG as EP Ruby and Southern Gulf operate and maintain Ruby’s and Gulf LNG’s facilities as well as provide certain commercial, administrative and other services pursuant to operation and maintenance agreements.

Other Affiliate Transactions

In conjunction with the May 2014 Drop-Down Transaction discussed in Note 2, “Acquisitions,” KMI has agreed to indemnify Ruby and Gulf LNG with respect to a proportionate 50% share of Ruby’s and Gulf LNG’s outstanding debt, which was approximately $628 million and $371 million, respectively, as of June 30, 2014. KMI would be obligated to perform under this indemnity only if Ruby or Gulf LNG were unable, and its assets were insufficient, to satisfy its obligations.

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

Legal Proceedings

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (“Brinckerhoff I”), March 2012 (“Brinckerhoff II”), May 2013 (“Brinckerhoff III”), and June 2014 (“Brinckerhoff IV”), derivative lawsuits were filed in Delaware Chancery Court against El Paso LLC, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012, and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II have been consolidated into one proceeding. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial on the remaining claims. A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe these lawsuits are without merit and intend to defend against them vigorously.
Allen v. El Paso Pipeline GP Company, L.L.C., et al.
In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non-derivative claims, against us, and our general partner and its board. We were named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to us of a 25% ownership interest in SNG. On June 20, 2014, defendants’ motion for summary judgment was granted, dismissing the case in its entirety. Plaintiff filed a notice of appeal on July 28, 2014.
General
As of June 30, 2014 and December 31, 2013, our total reserve for legal proceedings amounted to $3 million and $2 million, respectively.
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

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority- East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against SNG, and approximately one hundred other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the SLFPA filed a motion to remand the case to the state district court for Orleans Parish. The Court denied the remand motion on June 27, 2014. Louisiana Act 544 went into effect on June 6, 2014 and specified the political entities authorized to institute litigation for environmental damage in the coastal zone. Under the Act, which was specifically made retroactive, the SLFPA is not a valid plaintiff. Defendants intend to move to dismiss the suit under the Act among other grounds.

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
General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash distributions. As of June 30, 2014 and December 31, 2013, we had approximately $2 million accrued for our environmental matters.
Other Commitments
We had no material changes to our capital commitments as disclosed in our 2013 Form 10-K.

9. Accounting for Regulatory Activities

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

	June 30, 2014	December 31, 2013
Current regulatory assets	$26	$26
Non-current regulatory assets(a)	111	120
Total Regulatory Assets	$137	$146

Current regulatory liabilities	$25	$17
Non-current regulatory liabilities(b)	60	60
Total Regulatory Liabilities	$85	$77
 —————————

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

Regulatory Assets Amortization

Our amortization of the regulatory assets for six months ended June 30, 2014 and 2013 totaled $16 million for each period, which primarily consisted of (i) $6 million of the deferred losses on SNG’s sale of offshore assets recorded as “Depreciation and amortization” and (ii) $6 million of the deferred losses on reacquired debt recorded as “Interest expense, net” on our Consolidated Statement of Income.

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

10. Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

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

Growth Projects

Liquefaction Projects

Elba Island Liquefaction Project. Under the terms of the LLC agreement between SLC and Shell US Gas & Power LLC (Shell G&P), which was entered into in January 2013, both parties are obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities at SLNG’s existing Elba Island LNG terminal. SLNG received DOE authorization to export the produced LNG to FTA countries and has applied for non-FTA approval. In December 2013, Shell G&P gave notice to ELC to move forward on Phase II of the project. Phase II capacity will be either 70 MMcf/d (0.5 million tonnes per year) or 140 MMcf/d (1.0 million tonnes per year), at the election of Shell G&P. At full development, the project is expected to have total capacity of approximately 350 MMcf/d of natural gas (2.5 million tonnes per year of LNG). EPB’s investment in the Elba Liquefaction Project (including EPB’s portion of capital required under the joint venture as well as capital required on its existing SLNG facilities) is expected to be approximately $1.3 billion. Subject to regulatory approvals, first production from Phase I of the project is anticipated in late 2016 or early 2017, and first production from Phase II is expected in 2017. The project is moving forward under FTA country export authority. DOE has recently proposed new rules for approval authority to export LNG to non-FTA countries. The new rules, if approved, are expected to have minimal effect on our existing non-FTA application.

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

Gulf LNG Liquefaction Project. In May 2014, the FERC accepted a request by GLLC, a wholly owned subsidiary of Gulf LNG, our equity method investment, to begin the environmental review process for a project to install LNG liquefaction and export facilities at its existing LNG regasification terminal near Pascagoula, Mississippi.  GLLC recently entered into a memorandum of understanding with a third party to begin negotiations on a definitive liquefaction agreement.  GLLC has also commenced work on a FERC-FEED (Front-End Engineering and Design) study.  The proposed project, which already has FTA LNG export authority, would provide up to 10 million tonnes per year of LNG export capacity.  An application to export to non-FTA countries is pending.  Subject to obtaining sufficient commitments from potential customers and regulatory approval, construction could begin in June 2016, with initial exports of LNG occurring in 2019.

Elba Express and SNG Expansions
Elba Express and SNG will invest more than $275 million on the following two expansion projects for incremental, long-term natural gas transportation service to support southeastern U.S. infrastructure growth and the needs of customers in Georgia, South Carolina and northern Florida.

Elba Express Expansion. The Elba Express expansion will create incremental north-to-south capacity, including interconnects and delivery points with SNG and other pipelines and shippers, designed to serve a new load created by the proposed Elba Liquefaction Project at SLNG’s Elba Island Terminal near Savannah, Georgia and other capacity needs along the Elba Express Pipeline. Following successful open seasons in August 2013, binding customer contracts were executed for incremental capacity of approximately 800,000 Dth/d, which includes approximately 240,000 Dth/d contracted to SNG. Elba Express customers have also expressed interest in incremental optional capacity of approximately 300,000 Dth/d, which, if exercised, would bring the total capacity of the expansions to approximately 1.1 Bcf per day. Elba Express expects phasing in service as early as June 2016 pending regulatory approvals.

SNG Expansion. The SNG expansion will create capacity on its South Main system and also provide subscribing customers firm north-to-south transportation service on the Elba Express Pipeline using firm transportation service being acquired by SNG in the Elba Express expansion. Subject to regulatory approval, SNG anticipates construction to begin in the third quarter of 2015 with an expected in-service date of June 2016.

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

Our non-GAAP measures described below should not be considered as alternatives to GAAP net income, operating income or any other GAAP measure. DCF before certain items and EBDA before certain items are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider either of these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Because DCF before certain items excludes some but not all items that affect net income and because DCF measures are defined differently by different companies in our industry, our DCF before certain items may not be comparable to DCF measures of other companies. EBDA before certain items has similar limitations. Our management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making process.

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

Our DCF was $141 million and $129 million for the three months ended June 30, 2014 and 2013, respectively. The increase in DCF of $12 million in 2014 as compared to 2013 was primarily due to contributions from Acquired Investments as discussed in Note 2, “Acquisitions,” partially offset by increased general partner’s incentive distributions, the settlement of SNG’s and WIC’s rate cases and lower rates on WIC contract renewals.

Our DCF was $304 million and $298 million for the six months ended June 30, 2014 and 2013, respectively. The increase in DCF of $6 million in 2014 as compared to 2013 was primarily due to contributions from Acquired Investments as discussed in Note 2, “Acquisitions,” along with higher revenues from placement of our Elba Express Phase B Expansion project into service in April 2013, partially offset by increased incentive distribution payments to our general partner, the settlement of SNG’s and WIC’s rate cases and lower rates on WIC contract renewals. The table below details the reconciliation of Net Income to DCF (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$131	$136	$304	$310
Certain items:
Non-cash severance costs(a)	—	1	—	1
SNG offshore assets hurricane repair costs	—	2	—	2
Sales and use tax reserve adjustment	—	2	—	2
Net income before certain items	131	141	304	315
Less: General Partner’s 2% interest allocation	(3)	(3)	(6)	(6)
Less: General Partner’s incentive distribution	(55)	(47)	(107)	(92)
Limited Partners’ Net Income before certain items	73	91	191	217
Plus: Depreciation and amortization(b)	81	47	134	95
Less: Sustaining capital expenditures(b)	(10)	(10)	(16)	(15)
Less: Other, net(c)	(3)	1	(5)	1
	68	38	113	81
Distributable Cash Flow before certain items—Limited Partners	$141	$129	$304	$298
  —————————

(a)
The amount reflects the non-cash severance costs allocated to us from El Paso as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense.

(b)	Includes our share of equity method investees’ depreciation and amortization or sustaining capital expenditures.

(c)	Includes deferred revenue and certain non-cash items such as AFUDC equity and other items.

Earnings Results

Our management assesses our earnings performance based on EBDA, which excludes DD&A, general and administrative expenses and interest expense, net. General and administrative expenses include items such as employee benefits, legal, information technology and other costs that are not controllable by operating management and thus are not included in the measure of performance for which they are accountable. Our management uses EBDA as a measure to assess the operating results and effectiveness of our assets, which consist of both consolidated operations and earnings from equity method investments. We believe providing EBDA to our investors is useful because it is the same measure used by management to evaluate our performance and allows investors to evaluate our operating results without regard to our financing methods or capital structure. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other GAAP performance measures such as operating income or operating cash flows.

Below are the components of EBDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$353	$359	$735	$745
Operating Expenses
Operations and maintenance	(60)	(58)	(105)	(109)
Taxes, other than income taxes	(22)	(23)	(44)	(44)
Subtotal	(82)	(81)	(149)	(153)
Earnings from equity investments	14	3	17	6
Other, net	1	—	2	—
EBDA	$286	$281	$605	$598

Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
EBDA(a)	$286	$281	$605	$598
Depreciation and amortization	(54)	(47)	(107)	(95)
Amortization of excess cost of equity investments	(6)	—	(6)	—
General and administrative(b)	(19)	(22)	(39)	(42)
Interest expense, net	(76)	(76)	(149)	(151)
Net income	$131	$136	$304	$310
Throughput volumes (BBtu/d)(c)	8,316	7,969	8,481	8,470
  —————————
Certain items footnotes

(a)	2013 amounts include a $4 million decrease in EBDA related to the following certain items:

•	a $2 million decrease in EBDA, included in operating expenses, related to SNG's sales and use tax audit interest and penalties; and

•	a $2 million decrease in EBDA, included in operating expenses, related to hurricane repair costs for the SNG offshore assets.

(b)
2013 amounts include non-cash severance costs of $1 million allocated to us from El Paso as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense.

Other footnotes

(c)	Throughput volumes presented are 100% of the volumes transported for WIC, CIG, SNG, CPG, Elba Express and Ruby for all periods. Intercompany volumes are excluded.

EBDA

The items described in footnotes (a) above increased our EBDA by $4 million for the three and six months ended June 30, 2014 as compared to the same periods in 2013. Following is information related to the remaining changes in EBDA and revenues for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	EBDA	Revenues	EBDA	Revenues
	increase/(decrease)
SNG	$(5)	$(2)	$(11)	$(5)
Elba Express	—	—	7	7
WIC	(8)	(7)	(14)	(14)
CIG	1	3	6	2
Acquired Investments	10	—	10	—
Other	3	—	5	—
Total EPB	$1	$(6)	$3	$(10)

•
SNG’s EBDA decreased by $5 million and $11 million for the three and six month periods in 2014 as compared to the same periods in 2013. These decreases were driven by lower reservation and usage revenues of $7 million and $15 million for the three and six month periods due to rate reductions pursuant to its rate case settlement effective September 1, 2013, as discussed in Note 9, “Accounting for Regulatory Activities.” Partially offsetting these unfavorable impacts were incremental revenues of $4 million and $10 million for the three and six month periods primarily due to increased park and loan services, additional firm transportation services and revenue related to an expansion project that was placed in service in late 2013. In addition, SNG experienced $2 million and $6 million of higher operating expenses for the three and six month periods in 2014 as compared to the same periods in 2013 primarily due to the aforementioned rate case settlement’s impact on our electricity cost recovery and higher property taxes and field operation and maintenance expenses;

•
Elba Express contributed higher EBDA of $7 million for the six month period in 2014 as compared to the same period in 2013 primarily due to higher revenues resulting from the placement of the Elba Express Phase B Expansion project in service in April 2013;

•
WIC’s EBDA decreased by $8 million and $14 million for the three and six month periods in 2014 as compared to the same periods in 2013 primarily due to lower reservation revenue of $8 million and $14 million as a result of rate reductions pursuant to its Section 5 rate settlement as further discussed in Note 9, “Accounting for Regulatory Activities” and lower rates on contract renewals;

•
CIG’s EBDA increased by $1 million and $6 million for the three and six month periods in 2014 as compared to the same periods in 2013. The increases were driven by higher revenues of $4 million and $6 million for the three and six month periods attributable to the revenue surcharge mechanism (which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than the annual threshold amounts as included in CIG’s August 2011 rate case settlement) and increased revenue from the High Plains expansion project which was placed in service in March 2014. In addition, CIG experienced lower operating expenses of $4 million for the six month period due to favorable rates on gas used for system balancing which is generally expected to reverse for the full year. Partially offsetting these favorable impacts were lower transportation revenues of $1 million and $4 million for each respective period due to the nonrenewal of expiring contracts and restructuring of certain contracts at lower volumes or discounted rates; and

•	The Acquired Investments contributed an additional $10 million of equity earnings for each of the three and six month periods in 2014 due to the May 2014 Drop-Down Transaction.

Depreciation and Amortization

Our depreciation and amortization expense was $7 million and $12 million higher for the three and six month periods in 2014 as compared to the same periods in 2013 primarily due to the higher depreciation rates as a result of SNG’s rate case settlement.

General and Administrative

After adjusting for the item described in footnote (b) above, our general administrative expense was $2 million lower for the three and six month periods in 2014 as compared to the same periods in 2013 primarily due to legal fee reimbursements and lower rent expenses partially offset by higher benefit costs.

Interest Expense, net

Our interest expense, net decreased by $2 million during the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to a lower average interest rate on debt outstanding driven by the repayment of $88 million of EPPOC senior notes in September 2013 and $71 million of SLNG senior notes in February 2014, partially offset by the issuance of $600 million of EPPOC senior notes in May 2014. For a further discussion of these debt obligations, see Note 3, “Debt,” and our 2013 Form 10-K.

Liquidity and Capital Resources
General
As of June 30, 2014, we had approximately $1.1 billion of liquidity, consisting of $1.0 billion of availability under our revolving credit facility and $50 million of cash on hand. We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2014 capital program and to allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.
Our primary sources of cash include cash flow from operations and funds obtained through long term financing activities and bank credit facilities. Our primary uses of cash are funding capital expenditure programs, meeting our debt service obligations, meeting operating needs and paying distributions. Our outstanding short-term debt as of June 30, 2014 was $41 million which consisted of $35 million of CIG’s 5.95% senior notes and our subsidiaries’ other financing obligations of $6 million. We intend to refinance our current maturities through issuance of a combination of long-term debt and equity and/or borrowings under our revolving credit agreement. We may generate additional sources of cash through future issuances of additional partnership units, including issuances under the equity distribution agreement.
To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt obligations and our debt-related transactions, see Note 3, “Debt,” to our consolidated financial statements and our 2013 Form 10-K.
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
In March 2014, Standard & Poor’s Rating Services upgraded EPB’s corporate credit rating to BBB from BBB- and revised its outlook to stable from positive. Also in March 2014, Moody’s Investor Services affirmed EPB’s corporate credit rating of Ba1 and revised its outlook from positive to stable.
Partnership Distributions
Our partnership agreement requires that we distribute 100% of available cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning our partnership distributions.
On July 16, 2014, we declared a cash distribution of $0.65 per unit for the three months ended June 30, 2014 compared to the $0.63 per unit distribution we declared for the three months ended June 30, 2013. Our declared distribution for the three months ended June 30, 2014 will result in an IDR to our general partner of $55 million.
Capital Expenditures
We account for our capital expenditures in accordance with GAAP. Capital expenditures under our partnership agreement include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion or discretionary capital expenditures). The distinctions are used when determining cash from operations pursuant to the partnership agreement (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. Maintenance capital expenditures are those which maintain throughput or capacity. Thus, under our partnership agreement, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

Budgeting of maintenance capital expenditures is done annually on a bottom up basis. For each of our assets, we budget for and make those maintenance capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional maintenance capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of capital additions and improvements are generally made periodically throughout the year on a project by project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures.
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
Our capital expenditures for the six months ended June 30, 2014, and the amount we expect to spend for the remainder of 2014 to sustain and grow our businesses are as follows (in millions):

	Six Months Ended June 30, 2014(a)	2014 Remaining(b)	Total
Sustaining	$16	$31	$47
Discretionary	29	97	126
Total	$45	$128	$173
 —————————

(a)
Includes a net decrease in capital accruals and retainage of $6 million, our share of equity method investees’ sustaining capital expenditures of $5 million and contributions for discretionary capital to our equity investments of $13 million.

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

Cash Flows
Operating Activities
Net cash provided by operating activities was $428 million for the six months ended June 30, 2014, versus $440 million in the same period in 2013. The period-to-period decrease of $12 million in cash flow from operations was attributable to (i) an $8 million increase in cash from higher partnership income, including increased cash distributions from equity investments, after adjusting for the period-to-period non-cash items offset by (ii) a net cash decrease of $20 million from operating net assets in the first half of 2014 versus the first half of 2013 primarily attributable to timing of payments to vendors and suppliers and recognition of previously deferred revenues.
Investing Activities
Net cash used in investing activities was $909 million for the six months ended June 30, 2014, compared to $57 million in the same period in 2013. The $852 million increase in cash used in investing activities was primarily attributable to the cash outlay of $875 million made during May 2014 to fund the Drop-Down Transaction partially offset by lower capital expenditures of $24 million in the first half of 2014.
Financing Activities
Net cash provided by financing activities amounted to $453 million for the six months ended June 30, 2014, compared to $277 million of net cash used in financing activities in the same period in 2013. The $730 million overall increase in cash from our financing activities in the first half of 2014 versus the first half of 2013 was primarily attributable to (i) a $600 million increase in cash due to EPPOC’s issuance of $600 million senior notes in May 2014 to partially fund the Drop-Down Transaction, (ii) a $238 million increase in cash due to higher common and general partner unit issuances to partially fund the Drop-Down Transaction in May 2014, (iii) a $71 million decrease in cash due to repayment of SLNG’s senior notes in February 2014 and (iv) a $34 million decrease in cash due to higher cash distributions to our partners in 2014.

Rate Case Settlements

See Item 1. Financial Statements, Note 9 “Accounting for Regulatory Activities” for information related to rate case settlements for WIC, SNG and CIG.

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
Item 4. Controls and Procedures.
As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

2.1*
Contribution Agreement, dated as of April 28, 2014, by and among Kinder Morgan, Inc, El Paso Holdco LLC, El Paso CNG Company, L.L.C., El Paso Ruby Holding Company, L.L.C., El Paso Pipeline Partners, L.P., El Paso Pipeline Partners Operating Company, L.L.C. and El Paso Pipeline GP Company, L.L.C. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on April 28, 2014).

3.1*
Certificate of Limited Partnership of El Paso Pipeline Partners, L.P. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-145835) filed with the SEC on August 31, 2007).

3.2*
First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 21, 2007 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 28, 2007); Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated July 28, 2008 (incorporated by reference to Exhibit 4.A to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on July 28, 2008); Amendment No. 2 to First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated November 14, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on November 15, 2013); Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of El Paso Pipeline Partners, L.P., dated May 2, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 2, 2014).

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

4.1*
Indenture, dated May 2, 2014, between El Paso Pipeline Partners Operating Company, L.L.C., El Paso Pipeline Partners, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 2, 2014).

4.2*
Officers’ Certificate of El Paso Pipeline Partners Operating Company, L.L.C., dated May 2, 2014, establishing the terms of the 4.30% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on May 2, 2014).

12.1	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (v) our Consolidated Statements of Partners’ Capital for the six months ended June 30, 2014 and 2013 and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. Its sole General Partner

Date:	July 29, 2014	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)