Form 10-Q
period 2014-09-30
El Paso Pipeline Partners, L.P.
filed 2014-10-28
CIK 1410838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
There were 233,151,329 Common Units and 4,758,190 General Partner Units outstanding as of October 24, 2014.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES

Company Abbreviations

Bear Creek	=	Bear Creek Storage Company, L.L.C.	KMGP	=	Kinder Morgan G.P., Inc.
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMI	=	Kinder Morgan, Inc.
CIG Gas Storage	=	CIG Gas Storage Company LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and controlled subsidiaries
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMR	=	Kinder Morgan Management, LLC
Elba Express	=	Elba Express Company, L.L.C.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
El Paso	=	El Paso Holdco LLC	SLC	=	Southern Liquefaction Company, L.L.C.
EP Ruby	=	EP Ruby, LLC	SLNG	=	Southern LNG Company, L.L.C.
ELC	=	Elba Liquefaction Company, L.L.C.	Southern Gulf	=	Southern Gulf LNG Company, L.L.C.
EPGP	=	El Paso Pipeline GP Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	WIC	=	Wyoming Interstate Company, L.L.C.
GLLC	=	Gulf LNG Liquefaction Company, L.L.C.	WYCO	=	WYCO Development L.L.C.
Gulf LNG	=	Gulf LNG Holdings Group, LLC	Young	=	Young Gas Storage Company, Ltd.
KMEP	=	Kinder Morgan Energy Partners, L.P.

Unless the context otherwise requires, references to “us,” “we,” “our,” “ours,” or “EPB,” are describing El Paso Pipeline Partners, L.P. and/or our subsidiaries, as applicable.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	FTA	=	Free Trade Agreement
BBtu/d	=	billion British thermal units per day	GAAP	=	U.S. Generally Accepted Accounting Principles
Bcf	=	billion cubic feet	IDR	=	incentive distribution right
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LIBOR	=	London Interbank Offered Rate
DCF	=	distributable cash flow	LLC	=	Limited Liability Company
DD&A	=	depreciation and amortization	LNG	=	liquefied natural gas
DOE	=	Department of Energy	MLP	=	master limited partnership
Dth/d	=	dekatherms per day	MMcf/d	=	million cubic feet per day
EBDA	=	Earnings before depreciation and amortization	NYSE	=	New York Stock Exchange
FERC	=	Federal Energy Regulatory Commission	PRP	=	Potentially Responsible Party
FASB	=	Financial Accounting Standards Board	SEC	=	Securities and Exchange Commission

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
See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and Item 1A “Risk Factors” included elsewhere in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the results of any revisions to any forward looking statements to reflect future events or developments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Unit Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$352	$369	$1,087	$1,114
Operating Costs and Expenses
Operations and maintenance	61	68	166	177
Depreciation and amortization	53	49	160	144
General and administrative	20	21	59	63
Taxes, other than income taxes	20	19	64	63
Total Operating Costs and Expenses	154	157	449	447
Operating Income	198	212	638	667

Other Income (Expense)
Earnings from equity investments	18	3	35	9
Amortization of excess cost of equity investments	(8)	—	(14)	—
Interest expense, net	(78)	(75)	(227)	(226)
Other, net	—	1	2	1
Total Other Income (Expense)	(68)	(71)	(204)	(216)
Net Income	$130	$141	$434	$451

Calculation of Limited Partners’ Interest in Net Income:
Net Income	$130	$141	$434	$451
Plus: Severance Costs Allocated to General Partner	—	—	—	1
Income Subject to 2% Allocation of General Partner Interest	130	141	434	452
Less: General Partner’s 2% Interest Allocation	(3)	(3)	(9)	(9)
Less: General Partner’s Incentive Distribution	(55)	(52)	(162)	(144)
Limited Partners’ Interest in Net Income	$72	$86	$263	$299
Limited Partners’ Net Income per Unit - Basic and Diluted	$0.31	$0.40	$1.17	$1.38
Weighted Average Number of Units Used in Computation of Limited Partners’ Net Income per Unit - Basic and Diluted	231	218	225	217
Per Unit Cash Distribution Declared for the Period	$0.65	$0.65	$1.95	$1.90

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$130	$141	$434	$451
Other Comprehensive Income (Loss):
Adjustments to postretirement benefit plan liabilities	—	1	(1)	1
Change in other comprehensive income from equity investments	2	—	1	—
Total Other Comprehensive Income	2	1	—	1
Comprehensive Income	$132	$142	$434	$452

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$148	$78
Accounts receivable, net	127	147
Inventories	34	34
Regulatory assets	31	26
Other current assets	10	19
Total current assets	350	304

Property, plant and equipment, net	5,797	5,879
Investments	1,807	87
Deferred charges and other assets	217	225
Total Assets	$8,171	$6,495

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities
Current portion of debt	$41	$77
Accounts payable	66	73
Accrued interest	99	51
Accrued taxes, other than income	59	37
Regulatory liabilities	24	17
Other current liabilities	27	22
Total current liabilities	316	277

Long-term liabilities and deferred credits
Long-term debt	4,741	4,171
Other long-term liabilities and deferred credits	90	108
Total Liabilities	5,147	4,556
Commitments and contingencies (Note 8)

Partners’ Capital
Common units	4,514	4,197
General partner units	(1,493)	(2,268)
Accumulated other comprehensive income	3	10
Total Partners’ Capital	3,024	1,939
Total Liabilities and Partners’ Capital	$8,171	$6,495

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net Income	$434	$451
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160	144
Amortization of excess cost of equity investments	14	—
Earnings from equity investments	(35)	(9)
Distributions from equity investment earnings	37	10
Other non-cash items	10	8
Changes in components of working capital:
Accounts receivable	20	24
Regulatory assets	(5)	11
Other current assets, including inventories	10	(5)
Accounts payable	(7)	(20)
Accrued interest	48	36
Accrued taxes, other than income	21	30
Regulatory liabilities	1	3
Other current liabilities	(3)	(3)
Other long-term assets and liabilities	(23)	(7)
Net Cash Provided by Operating Activities	682	673

Cash Flows From Investing Activities
Capital expenditures	(57)	(89)
Proceeds from sale of assets	—	12
Payment to KMI to acquire interests in Ruby, Gulf LNG and Young	(875)	—
Contributions to investments	(22)	(8)
Distributions from equity investments in excess of cumulative earnings	20	—
Other, net	4	(3)
Net Cash Used in Investing Activities	(930)	(88)

Cash Flows From Financing Activities
Issuance of debt	872	—
Payments of debt	(347)	(92)
Debt issue costs	(4)	—
Proceeds from issuance of common and general partner units	401	87
Cash distributions to unitholders and general partner	(604)	(549)
Net Cash Provided by (Used in) Financing Activities	318	(554)

Net increase in Cash and Cash Equivalents	70	31
Cash and Cash Equivalents, beginning of period	78	114
Cash and Cash Equivalents, end of period	$148	$145

Non-Cash Investing and Financing Activities
(Decrease) increase in property, plant and equipment accruals and contractor retainage	$(2)	$8
Assets acquired by the issuance of common units (Note 4)	97	—
Capital contribution related to the Drop-Down Transaction (Note 4)	766	—

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In Millions, Except Units)
(Unaudited)

	Nine Months Ended September 30,
	2014		2013
	Units	Amount	Units	Amount
Limited partner common:
Beginning Balance	217,831,642	$4,197	215,789,325	$4,253
Net income		263		299
Issuance of units	12,064,763	391	2,037,958	85
Distributions		(434)		(403)
Units issued as consideration to acquire interests in Ruby, Gulf LNG and Young	3,059,924	97		—
Ending Balance	232,956,329	4,514	217,827,283	4,234
General partner:
Beginning Balance	4,445,455	(2,268)	4,403,765	(2,276)
Net income		171		152
Issuance of units	308,756	10	41,690	2
Distributions		(170)		(146)
Capital contribution related to the Drop-Down Transaction (Note 4)		766		—
Reimbursed severance expense allocated from KMI		—		1
Other		(2)		—
Ending Balance	4,754,211	(1,493)	4,445,455	(2,267)
Accumulated other comprehensive income (loss):
Beginning Balance		10		10
Carry-over basis in accumulated other comprehensive loss from equity investment acquired in the period		(7)		—
Other comprehensive income		—		1
Ending Balance		3		11
Total Partners’ Capital	237,710,540	$3,024	222,272,738	$1,978

The accompanying notes are an integral part of these consolidated financial statements.

EL PASO PIPELINE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Organization
We are a Delaware MLP formed in 2007 to own and operate interstate natural gas transportation and terminaling facilities. We own WIC, SLNG, Elba Express, SNG, CIG, SLC, CPG, EP Ruby, Southern Gulf and CIG Gas Storage. In May 2014, we acquired a 100% ownership interest in each of Southern Gulf and CIG Gas Storage and a 50% ownership interest in Ruby from KMI and its affiliates. See Note 2 “Acquisitions” for a further discussion of our acquisitions. WIC and CIG are interstate pipeline systems serving the Rocky Mountain region. CPG is an interstate pipeline which serves the Rocky Mountain and Midwest regions. SLNG owns the Elba Island LNG storage and regasification terminal near Savannah, Georgia. Elba Express and SNG are interstate pipeline systems serving the southeastern region of the U.S. Our equity method investments include WYCO, which is owned 50% by CIG, Bear Creek, which is owned 50% by SNG, ELC, which is owned 51% by SLC, Ruby, which is owned 50% by EP Ruby, Gulf LNG, which is owned 50% by Southern Gulf, and Young, which is owned 47.5% by CIG Gas Storage. We are controlled by our general partner, EPGP, an indirect wholly owned subsidiary of KMI.
Basis of Presentation
We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification (the “Codification”), the single source of GAAP and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.
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
Recent Developments
On August 9, 2014, we entered into a definitive merger agreement (EPB Merger Agreement) with KMI pursuant to which KMI will acquire directly or indirectly all of our outstanding common units that KMI and its subsidiaries do not already own. Subject to the conditions set forth in the EPB Merger Agreement, a wholly-owned subsidiary of KMI will merge with and into EPB (EPB Merger) and EPB will continue as a KMI wholly-owned limited partnership subsidiary under Delaware law.
KMI has also entered into a merger agreement with KMP (KMP Merger Agreement) and a merger agreement with KMR (KMR Merger Agreement) pursuant to which KMI will acquire all of the outstanding common units of KMP and shares of KMR that KMI and its subsidiaries do not already own. The transactions contemplated by the EPB Merger Agreement, the KMP Merger Agreement and the KMR Merger Agreement are referred to collectively as the “Merger Transactions.”
At the effective time of the EPB Merger, each of our common units issued and outstanding (excluding common units owned by KMI or any of its other subsidiaries, which shall remain outstanding) will be converted into the right to receive, at the election of the holder, (i) $4.65 in cash without interest and 0.9451 of a share of KMI common stock (the “mixed consideration”); (ii) $39.53 in cash without interest; or (iii) 1.0711 shares of KMI common stock. Any election by a holder to receive the consideration specified in clause (ii) or (iii) of the immediately preceding sentence will be subject to proration to ensure that the aggregate amount of cash paid and the aggregate number of shares of KMI common stock issued in the EPB Merger are the same as would be paid and issued if each of our common units had been converted into the right to receive the mixed consideration.

The completion of the EPB Merger is subject to the concurrent completion of the mergers contemplated by the KMP Merger Agreement and the KMR Merger Agreement. The completion of the EPB Merger is also subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (a) approval of the EPB Merger Agreement by EPB’s unitholders; and (b) approval by KMI’s stockholders of (i) the amendment of KMI’s certificate of incorporation to increase the number of authorized shares of KMI common stock and (ii) the issuance of KMI common stock in the Merger Transactions, as required pursuant to certain rules of the NYSE.
The EPB Merger Agreement contains certain customary termination rights for both EPB and KMI. There is no termination fee payable by either KMI or EPB under any circumstance under the EPB Merger Agreement, and each party will bear its own transaction expenses. Either EPB or KMI may terminate the EPB Merger Agreement if the closing of the EPB Merger has not occurred on or before May 11, 2015.
The EPB Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of EPB’s business between the date of the signing of the EPB Merger Agreement and the closing of the transactions contemplated under the EPB Merger Agreement. On October 22, 2014, we, KMR, KMP and KMI each (i) announced November 20, 2014 as the date for the respective special meetings of shareholders or unitholders to vote on the proposals related to the Merger Transactions; and (ii) commenced mailing of proxy materials to the respective shareholders or unitholders.  Unitholders and shareholders of record at the close of business on October 20, 2014, will be entitled to vote at the applicable special meeting.
As previously announced, KMI expects to finance the cash portion of the merger consideration for the KMP merger and the EPB merger and the fees and expenses of the Merger Transactions with the proceeds of the issuance of debt securities in capital markets transactions.  To the extent the proceeds of the issuance of debt securities are not sufficient, the proceeds of the Bridge Facility discussed below are expected to be used.

On September 19, 2014, KMI entered into a Bridge Credit Agreement (the “Bridge Facility”) with a syndicate of lenders. The Bridge Facility provides for up to a $5.0 billion term loan facility which, if funded, will mature 364 days following the closing date of the Merger Transactions. KMI may use borrowings under the Bridge Facility to pay cash consideration and transaction costs associated with the Merger Transactions. KMI also may use a portion of the borrowings under the Bridge Facility to refinance certain term loan facility indebtedness. Interest on borrowings under the Bridge Facility will initially be calculated based on either (i) LIBOR plus an applicable margin ranging from 1.250% to 1.750% per annum based on the credit rating of KMI’s senior unsecured non-credit enhanced long-term indebtedness for borrowed money (“KMI’s Credit Rating”) or (ii) the greatest of (1) the federal funds effective rate in effect on such day plus 1/2 of 1%, (2) the Prime Rate in effect for such day, and (3) the LIBOR Rate for a Eurodollar Loan with a one month interest period that begins on such day plus 1%, plus, in each case an applicable margin ranging from 0.250% to 0.750% per annum based on KMI’s Credit Rating. In addition, in each case the applicable margin will increase by 0.25% for each 90 day period that any loans remain outstanding under the Bridge Facility. The Bridge Facility provides for the payment by KMI of certain fees, including but not limited to a ticking fee and a duration fee. The Bridge Facility contains a financial covenant providing for a maximum debt to Earnings Before Interest, Income Taxes and Depreciation, Depletion and Amortization (EBITDA) ratio of 6.50 to 1.00  and various other covenants that are substantially consistent with the Prior Credit Facilities discussed below.
On September 19, 2014, KMI entered into a replacement revolving credit agreement (the “Replacement Facility”) with a syndicate of lenders. The Replacement Facility provides for up to $4.0 billion in borrowing capacity, which can be increased to $5.0 billion if certain conditions are met, and has a five-year term. In connection with the consummation of the Merger Transactions, the Replacement Facility will replace (i) the existing credit agreement, dated as of May 6, 2014, by and among KMI, various lenders, and Barclays Bank PLC, as administrative agent (“KMI’s Existing Credit Agreement”); (ii) the facilities set forth in the credit agreement, dated as of May 1, 2013, among KMP, Wells Fargo Bank, National Association, as administrative agent and the other lenders and agents party thereto (the “KMP Credit Agreement”); and (iii) the facilities set forth in the credit agreement, dated May 27, 2011, among EPPOC, WIC, EPB, Bank of America, N.A., as administrative agent, and the other lenders and letter of credit issuers from time to time parties thereto (the “EPB Credit Agreement” and, together with KMI’s Existing Credit Agreement and the KMP Credit Agreement, the “Prior Credit Facilities”). Borrowings under the Replacement Facility may be used for working capital and other general corporate purposes. Interest on the Replacement Facility will be calculated based on either (i) LIBOR plus an applicable margin ranging from 1.125% to 2.000% per annum based on KMI’s Credit Rating or (ii) the greatest of (1) the federal funds effective rate in effect on such day plus 1/2 of 1%; (2) the prime rate in effect for such day; and (3) the LIBOR Rate for a Eurodollar Loan with a one month interest period that begins on such day plus 1%, plus, in each case, an applicable margin ranging from 0.125% to 1.000% per annum based on KMI’s Credit Rating. The Replacement Facility contains a financial covenant providing for a maximum debt to EBITDA ratio of 6.50 to 1.00 (which falls to 6.25 to 1.00 for periods ending in 2018 and 6.00 to 1.00 for periods ending in 2019) and various other covenants that are substantially consistent with the Prior Credit Facilities.

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
The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2014 and 2013 assumes that the Drop-Down Transaction and related financing had occurred as of January 1, 2013. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if we had completed these acquisitions as of January 1, 2013, or the results that will be attained in the future. Amounts presented below are in millions, except for the per unit amounts:

	Pro Forma
	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Earnings from equity investments	$36	$20
Net Income	439	439
Limited Partners’ Net Income per Unit - Basic and Diluted	1.15	1.23

3. Debt
We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our Consolidated Statements of Income. The following table summarizes the net carrying value of our outstanding debt (in millions):

	September 30, 2014	December 31, 2013
EPPOC
Senior Notes, 4.10%, due 2015	$375	$375
Senior Notes, 6.50%, due 2020	535	535
Senior Notes, 5.00%, due 2021	500	500
Senior Notes, 4.30%, due 2024	600	—
Senior Notes, 7.50%, due 2040	375	375
Senior Notes, 4.70%, due 2042	475	475
Revolving credit facility, variable, due 2016(a)	—	—
CIG
Senior Notes, 5.95%, due 2015	35	35
Senior Notes, 6.80%, due 2015	340	340
Senior Debentures, 6.85%, due 2037	100	100
SLNG
Senior Notes, 9.50%, due 2014	—	71
Senior Notes, 9.75%, due 2016	64	64
SNG
Notes, 5.90%, due 2017	500	500
Notes, 4.40%, due 2021	300	300
Notes, 7.35%, due 2031	153	153
Notes, 8.00%, due 2032	258	258
Total long-term debt	4,610	4,081
Other financing obligations	180	175
Total long-term debt and other financing obligations	4,790	4,256
Less: Unamortized discount	8	8
Less: Current portion of debt	41	77
Total long-term debt and other financing obligations, less current maturities	$4,741	$4,171
 —————————

(a)	LIBOR plus 1.75%.
Credit Facility
The following discussions represent the primary revolving credit facility that was available to us as of September 30, 2014. Additionally, on September 19, 2014, in anticipation of the announced Merger Transactions, KMI entered into an agreement for a Replacement Facility as discussed in Note 1, “General—Recent Developments,” that would replace our existing credit facility upon the consummation of the Merger Transactions.
As of September 30, 2014 and December 31, 2013, we had no outstanding balance under our revolving credit facility; therefore, our availability under this facility was $1 billion.
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
Debt Covenants
As of September 30, 2014, we were in compliance with all of our debt covenants. For a further discussion of our debt, see our 2013 Form 10-K.
4. Partners’ Capital
As of September 30, 2014 and December 31, 2013, our partners’ capital included the following limited partner and general partner units:

	September 30, 2014	December 31, 2013
Common units
Held by third parties	139,575,595	127,510,832
Held by KMI and affiliates	93,380,734	90,320,810
Total limited partner units	232,956,329	217,831,642
General partner units	4,754,211	4,445,455
Total units outstanding	237,710,540	222,277,097
As of September 30, 2014, KMI owns a 39.3% limited partner interest in us and retains its 2% general partner interest in us and all of our IDRs.
Equity Issuances
On March 7, 2013, we entered into an equity distribution agreement with Citigroup Global Markets, Inc. (Citigroup). Pursuant to the provisions of the equity distribution agreement, we may sell from time to time through Citigroup, as our sales agent, common units representing limited partner interests having an aggregate offering price of up to $500 million. Sales of the common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and Citigroup. Under the terms of the equity distribution agreement, we may also sell common units to Citigroup as principal for its own account at a price agreed upon at the time of the sale. Any sale of the common units to Citigroup as principal would be pursuant to the terms of a separate agreement between us and Citigroup. The equity distribution agreement provides us with the right, but not the obligation, to offer and sell common units, at prices to be determined by market conditions. We retain at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of common units to be sold through Citigroup, on a daily basis or otherwise as we and Citigroup agree.
In May 2014, we issued 7,820,000 common units to the public and issued 3,059,924 common units to KMI in conjunction with the Drop-Down Transaction. Concurrent with the issuances of these common units, we issued 222,039 general partner units to our general partner in order to maintain its 2% ownership interest in us.

The table below shows the units issued, the net proceeds from the issuances (in millions) and the use of the proceeds:

Issuance Period	Common Units		General Partner Units(c)	Net Proceeds(d)	Use of Proceeds
First Quarter 2014	1,165,648	(a)	23,877	$36	General partnership purposes
Second Quarter 2014	9,039,836	(b)	246,934	289	General partnership purposes and Drop-Down Transaction
Third Quarter 2014	1,859,279	(a)	37,945	76	General partnership purposes
—————————

(a)	Issuances pursuant to our equity distribution agreement.

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

Adjustment to Partners’ Capital from the Drop-Down Transaction

We accounted for the Drop-Down Transaction as a transfer of assets between entities under common control, and accordingly, we recognized the entities we acquired at KMI’s carrying value (including all purchase accounting adjustments from KMI’s acquisition of the Acquired Investments from El Paso). We then recognized the difference between our purchase price and the carrying value of the Acquired Investments as an adjustment to our Partners’ Capital. As of close of business on April 30, 2014, the carrying value of the Acquired Investments and the carry-over basis in accumulated other comprehensive loss totaled $1,738 million. We paid KMI $875 million in cash, issued to KMI 3,059,924 common units valued at $97 million, and recognized a non-cash increase of $766 million in our general partner’s interest in us.

Partnership Distributions

The following table provides information about our distributions (in millions, except for per unit distribution amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per unit cash distribution declared for the period	$0.65	$0.65	$1.95	$1.90
Per unit cash distribution paid in the period(a)	0.65	0.63	1.95	1.86
Cash distributions paid in the period to all partners	209	188	604	549
General partner’s incentive distribution:
Declared for the period	55	52	162	144
Paid in the period	55	47	158	135
—————————

(a)	Distributions for the current quarter are declared and paid in the following quarter.

Incentive Distribution Rights

As of September 30, 2014, our general partner has not elected to reset its minimum quarterly distribution amount and increase the cash target distribution levels upon which its IDR payments are made. Therefore, no Class B units have been issued as required by the general partner’s reset election. Even if there has been no reset election, diluted earnings per unit may be affected if the impact of a potential reset is dilutive. Currently, diluted earnings per unit has not been impacted because the combined impact is antidilutive. For a further discussion of our reset election, see our 2013 Form 10-K.

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

5. Fair Value
The following table reflects the carrying amount and estimated fair value of our financial instruments (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Total debt, excluding total other financing obligations(a)	$4,602	$4,977	$4,073	$4,441
 —————————

(a)
Our total other financing obligations were $180 million and $175 million as of September 30, 2014 and December 31, 2013, of which $6 million was reported as “Current portion of debt” on our Consolidated Balance Sheets for each period. For a further discussion of our total other financing obligations, see our 2013 Form 10-K.

We separate the fair values of our financial instruments into levels based on our assessment of the availability of observable market data and the significance of non-observable data used to determine the estimated fair value. We estimated the above fair values of debt, excluding total other financing obligations, primarily based on quoted market prices for the same or similar issues, a Level 2 fair value measurement. Our assessment and classification of an instrument within a level can change over time based on the maturity or liquidity of the instrument and this change would be reflected at the end of the period in which the change occurs. During the nine months ended September 30, 2014 and 2013, there were no changes to the inputs and valuation techniques used to measure fair value of these instruments, or the levels in which they were classified.
As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable and payable represent their fair values based on the short-term nature of these instruments.

6. Investments in Unconsolidated Affiliates

Our investments in unconsolidated affiliates over which we hold significant influence are accounted for under the equity method of accounting. Our investments in and earnings from our unconsolidated affiliates are as follows (in millions):

	Investment		Earnings from Unconsolidated Affiliates
	September 30,	December 31,	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	2014	2013	2014	2013	2014	2013
WYCO	$14	$14	$—	$1	$—	$1
Bear Creek	58	60	2	2	8	8
ELC	34	13	—	—	—	—
Ruby	1,130	—	3	—	6	—
Gulf LNG	556	—	12	—	20	—
Young	15	—	1	—	1	—
Total	$1,807	$87	$18	$3	$35	$9
Amortization of excess costs			$(8)	$—	$(14)	$—

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

Below is summarized financial information of the operating results of our unconsolidated affiliates (in millions; amounts represent 100% of investee financial information):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$142	$250
Costs and expenses	54	95
Net income	56	103

Excess Investment Cost

We accounted for the Drop-Down Transaction as a transfer of assets between entities under common control, and accordingly, we recorded the equity investments in Ruby, Gulf LNG and Young at KMI’s carrying value, which was based on the fair value of these assets at the time of KMI’s acquisition of El Paso in May 2012. The fair value differed from the underlying carrying value of our proportional share of the net assets of these equity investments. This differential consists of (i) an amount related to the difference between the investee’s recognized net assets at book value and at current fair value (representing the appreciated value in net assets) and (ii) any premium in excess of fair value (referred to as equity method goodwill) we paid to acquire the investment. We included both amounts within “Investments” on our accompanying Consolidated Balance Sheet as of September 30, 2014.

The first differential includes our proportional share of the excess of the fair value of Gulf LNG’s long-term customer contracts over its underlying book value at the date of KMI’s acquisition of El Paso, partially offset by a reduction in the fair value of its terminaling property, plant and equipment. The basis differential related to the long-term contracts is being amortized on a straight-line basis over the life of the contracts through December 2030. The basis differential related to the revaluation of the property, plant and equipment is being amortized over the life of the property, plant and equipment through December 2041. The net amortization expense related to both basis differentials was approximately $10 million and $17 million for the three and nine months ended September 30, 2014. As of September 30, 2014, the unamortized net excess investment cost was approximately $496 million. There is an additional basis differential related to our proportional share of Gulf LNG’s loss on interest rate swaps, which is being amortized over the terms of the interest rate swaps. The amortization benefit of this basis difference amounted to $2 million and $3 million for the three and nine months ended September 30, 2014, and the unamortized balance was $37 million as of September 30, 2014.

The second differential, representing total unamortized excess cost over underlying fair value of Ruby’s net assets acquired (equity method goodwill), totaled $155 million as of September 30, 2014. This differential is not subject to amortization but rather impairment testing. Accordingly, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, to determine whether current events or circumstances warrant adjustments to our carrying value. Our impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. As of September 30, 2014, no such impairment had occurred.
Interest Rate Derivatives of Equity Method Investee

As a result of the Drop-Down Transaction discussed in Note 2, “Acquisitions,” our accumulated other comprehensive income decreased since December 31, 2013 primarily due to the addition of our proportional share of the changes in the fair value of Gulf LNG’s derivative contracts. Gulf LNG uses interest rate swaps to convert its variable interest rates to fixed rates. These derivatives are designated as cash flow hedges, and there was no ineffectiveness recognized during the nine months ended September 30, 2014.
The following table summarizes the impact of our proportional share of Gulf LNG’s derivative contracts (in millions):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Carry-over basis in accumulated other comprehensive loss acquired in the period(a)	$—	$(7)
Change in fair value of derivatives utilized for hedging purposes(a)	1	(1)
Reclassification of change in fair value of derivatives to net income(b)	1	2
Total	$2	$(6)
—————————

(a)
We expect to reclassify an approximate $4 million loss as of September 30, 2014 into earnings during the next twelve months, however, actual amounts reclassified into earnings could vary materially as a result of changes in interest rates.

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

	September 30, 2014	December 31, 2013
Accounts receivable, net	$3	$3
Natural gas imbalance receivable(a)	1	2
Accounts payable	11	9
Natural gas imbalance payable(b)	2	—
Financing obligations(c)	180	175
—————————

(a)	Included in “Other current assets” on our Consolidated Balance Sheets.

(b)	Included in “Other current liabilities” on our Consolidated Balance Sheets.

(c)	Represents our financing obligations payable to WYCO, of which $6 million is included in “Current portion of debt” on our Consolidated Balance Sheets at each period end.
The table below shows overall revenues, expenses and reimbursements from our affiliates (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2	$1	$6	$5
Operations and maintenance	22	20	65	59
General and administrative	23	20	62	57
Reimbursement of expenses(a)	6	—	11	—
—————————

(a)
Represents reimbursements from Ruby and Gulf LNG as EP Ruby and Southern Gulf operate and maintain Ruby’s and Gulf LNG’s facilities as well as provide certain commercial, administrative and other services pursuant to operation and maintenance agreements.

Other Affiliate Transactions

In conjunction with the May 2014 Drop-Down Transaction discussed in Note 2, “Acquisitions,” KMI has agreed to indemnify Ruby and Gulf LNG with respect to a proportionate 50% share of Ruby’s and Gulf LNG’s outstanding debt, which was approximately $619 million and $366 million, respectively, as of September 30, 2014. KMI would be obligated to perform under this indemnity only if Ruby or Gulf LNG were unable, and its assets were insufficient, to satisfy its obligations.

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

Legal Proceedings

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (“Brinckerhoff I”), March 2012 (“Brinckerhoff II”), May 2013 (“Brinckerhoff III”), and June 2014 (“Brinckerhoff IV”), derivative lawsuits were filed in Delaware Chancery Court against El Paso LLC, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012, and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II have been consolidated into one proceeding. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial on the remaining claims. Trial is scheduled to commence in November 2014. Motions to dismiss have been filed in Brinckerhoff III and Brinckerhoff IV. Defendants continue to believe these lawsuits are without merit and intend to defend against them vigorously.
Allen v. El Paso Pipeline GP Company, L.L.C., et al.
In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non-derivative claims, against us, and our general partner and its board. We were named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to us of a 25% ownership interest in SNG. On June 20, 2014, defendants’ motion for summary judgment was granted, dismissing the case in its entirety. Plaintiff filed a notice of appeal in July 2014, and both plaintiff and defendants have filed opening briefs.
General
As of September 30, 2014 and December 31, 2013, our total reserve for legal proceedings amounted to $3 million and $2 million, respectively.
Litigation Relating to the Mergers
Four putative class action lawsuits were filed in the Court of Chancery of the State of Delaware in connection with the proposed Merger Transactions: (i) William Bryce Arendt v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10093-VCL; (ii) The Haynes Family Trust U/A. v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10118-VCL; (iii) George H. Edwards, et al., v. El Paso Pipeline Partners, L.P., et al., Case No. 10160-VCL; and (iv) Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10191-VCL. On September 28, 2014, the Arendt and Haynes actions were consolidated under the caption In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation, Case No. 10093-VCL, with the complaint in the Haynes action designated as the operative complaint. Among the relief sought in the complaints filed in these lawsuits is to enjoin one or more of the proposed Merger Transactions.
The plaintiffs in the In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation action allege that (i) KMR, KMGP, and individual defendants breached the express terms of and their duties under the KMEP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI tortiously interfered with the rights of the plaintiffs and the putative class under the KMEP partnership agreement by causing KMGP and the individual defendants to breach their duties under the KMEP partnership agreement. Further, plaintiffs allege that the KMEP partnership agreement mandates that the transaction be approved by two-thirds of KMEP’s limited partner interests. On September 26, 2014, plaintiffs filed a motion for expedited proceedings. On September 29, 2014, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the KMEP vote.
In the George H. Edwards, et al. v. El Paso Pipeline Partners, L.P., et al. action, plaintiffs allege that (i) EPGP breached the implied duty of good faith and fair dealing by approving the EPB transaction in bad faith; (ii) EPGP, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach; (iii) EPGP breached its duties under the EPB partnership agreement, including the implied duty of good faith and fair dealing; and (iv) EPB, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the EPB unitholders under the EPB partnership agreement.

The plaintiffs also allege that (i) KMR and KMGP breached their duties under the KMEP partnership agreement including the implied duty of good faith and fair dealing; and (ii) KMEP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the KMEP unitholders under the KMEP partnership agreement. In addition, plaintiffs allege that KMR and KMGP breached the residual fiduciary duties owed to KMEP unitholders, and KMEP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach. Finally, plaintiffs allege that the KMEP partnership agreement mandates that the KMEP merger be approved, alternatively, by at least 95% of all of KMEP’s limited partner interests, by at least two-thirds of KMEP’s limited partner interests, or by at least two-thirds of KMEP’s common unitholders. On September 26, 2014, plaintiffs filed a motion for expedited discovery, and a motion for a preliminary injunction seeking to enjoin the KMEP vote.
On October 7, 2014, the Court ruled that expedited discovery and expedited proceedings could proceed with respect to claims relating to the vote required to approve the KMP merger. The Court has scheduled a hearing on this matter for October 31, 2014.
In the Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al. action, plaintiff alleges that (i) KMR, KMGP, KMI, and members of the Board of Directors of KMGP breached their fiduciary duties by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMGP breached its duty of good faith and fair dealing. Although KMEP is listed as a defendant in the caption, no claims are asserted against it in the complaint.
The defendants believe the allegations against them lack merit, and they intend to vigorously defend these lawsuits.
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

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority- East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against SNG, and approximately one hundred other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the SLFPA filed a motion to remand the case to the state district court for Orleans Parish. The Court denied the remand motion on June 27, 2014. Louisiana Act 544 went into effect on June 6, 2014 and specified the political entities authorized to institute litigation for environmental damage in the coastal zone. Under the Act, which was specifically made retroactive, we contend the SLFPA is not a valid plaintiff whereas the SLFPA contends the Act is unconstitutional. The parties filed numerous cross motions seeking a ruling on the enforceability of the Act and other potentially dispositive legal issues. Oral argument on pending motions will occur on November 12, 2014.

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

General
Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we are a party, will not have a material adverse effect on our business, financial position, results of operations or cash distributions. As of September 30, 2014 and December 31, 2013, we had approximately $2 million accrued for our environmental matters.
Other Commitments
We had no material changes to our capital commitments as disclosed in our 2013 Form 10-K.

9. Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process. Substantially all of our regulatory assets are being recovered as cost of service in our rates over a period of approximately one year to forty-one years. For a detailed discussion of our regulatory assets and liabilities, see our 2013 Form 10-K. The following table summarizes our regulatory asset and liability balances (in millions):

	September 30, 2014	December 31, 2013
Current regulatory assets	$31	$26
Non-current regulatory assets(a)	104	120
Total Regulatory Assets	$135	$146

Current regulatory liabilities	$24	$17
Non-current regulatory liabilities(b)	51	60
Total Regulatory Liabilities	$75	$77
 —————————

(a)	Included in “Deferred charges and other assets” on our Consolidated Balance Sheets.

(b)	Included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets.

Regulatory Assets Amortization

Our amortization of regulatory assets for the nine months ended September 30, 2014 and 2013 totaled $23 million and $24 million, respectively, which for each period end primarily consisted of (i) $9 million of the deferred losses on SNG’s sale of offshore assets recorded as “Depreciation and amortization” and (ii) $8 million of the deferred losses on reacquired debt recorded as “Interest expense, net” on our Consolidated Statements of Income.

Rate Proceedings

WIC

The FERC initiated a rate proceeding on November 15, 2012 to investigate WIC’s rates under Section 5 of the Natural Gas Act. On October 1, 2013, the FERC approved an uncontested Offer of Settlement filed in June 2013 by WIC to fully resolve FERC’s rate investigation. WIC’s approved settlement offer, agreed to by all active parties, provides for a two-phase, base tariff rate reduction on July 1, 2013 and January 1, 2014, as well as rate certainty for the parties during a three-year moratorium on new rates through July 1, 2016. The lower rates resulted in an additional revenue reduction of approximately $9 million through the first three quarters of 2014 as compared to 2013.

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

CIG

In August 2011, the FERC approved an uncontested pre-filing settlement of a rate case required under the terms of a previous settlement. The settlement generally provides for (i) CIG’s current tariff rates to continue until the next general rate case, which will be effective no later than October 1, 2016, (ii) contract extensions to March 2016, (iii) a revenue sharing mechanism with certain of CIG’s customers for certain revenues above annual threshold amounts and (iv) a revenue surcharge mechanism with certain of CIG’s customers to charge for certain shortfalls of revenue less than an annual threshold amount.

10. Recent Accounting Pronouncements

Accounting Standards Update (ASU) No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
On August 9, 2014, KMI entered into a separate definitive merger agreement with each of KMP, KMR and EPB, pursuant to which KMI will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that KMI and its subsidiaries do not already own (the “Merger Transactions”). On September 19, 2014, KMI entered into a Bridge Credit Agreement (the “Bridge Facility”) and a replacement revolving credit agreement (the “Replacement Facility”) with a syndicate of lenders. The Bridge Facility provides for up to a $5.0 billion term loan facility which, if funded, will mature 364 days following the closing date of the Merger Transactions. The Replacement Facility provides for up to $4.0 billion in borrowing capacity, which can be increased to $5.0 billion if certain conditions are met, and has a five-year term. The Merger Transactions are subject to approval of the stockholders, shareholders and unitholders of KMI, KMP, KMR and EPB, as applicable, and are expected to close in the fourth quarter of 2014. For a further discussion of the Merger Transactions, the Bridge Facility and the Replacement Facility, see Note 1 “General—Recent Developments.”
After the consummation of the Merger Transactions, KMI, KMP and EPB and substantially all of their respective wholly owned subsidiaries with debt will enter into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries will be liable for the debt of KMI, KMP, EPB and such subsidiaries.
It is anticipated that after the closing of the Merger Transactions, cash requirements for KMI and its subsidiaries future expansion capital expenditures and acquisitions will be met primarily through KMI’s issuance of debt and equity. Such future debt offerings are expected to have the same cross guarantee structure as described above.

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

Growth Projects

Liquefaction Projects

Elba Island Liquefaction Project. Under the terms of the LLC agreement between SLC and Shell US Gas & Power LLC (Shell G&P), which was entered into in January 2013, both parties are obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities at SLNG’s existing Elba Island LNG terminal. SLNG received DOE authorization to export the produced LNG to FTA countries and has applied for non-FTA approval. In December 2013, Shell G&P gave notice to ELC to move forward on Phase II of the project. Phase II capacity will be either 70 MMcf/d (0.5 million tonnes per year) or 140 MMcf/d (1.0 million tonnes per year), at the election of Shell G&P. At full development, the project is expected to have total capacity of approximately 350 MMcf/d of natural gas (2.5 million tonnes per year of LNG). EPB’s expected investment in the Elba Liquefaction Project (including EPB’s portion of capital required under the joint venture as well as capital required on its existing SLNG facilities) is approximately $1.3 billion. Subject to regulatory approvals, initial production from the project is expected to occur in early 2017. The project is moving forward under FTA country export authority. DOE recently proposed and approved new rules for approval authority to export LNG to non-FTA countries. The new rules are expected to have minimal effect on our existing non-FTA application.

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

Gulf LNG Liquefaction Project. In May 2014, the FERC accepted a request by GLLC, a wholly owned subsidiary of Gulf LNG, the instrument of our 50% equity method investment, to begin the environmental review process for a project to install LNG liquefaction and export facilities at its existing LNG regasification terminal near Pascagoula, Mississippi.  GLLC entered into a memorandum of understanding with a third party to begin negotiations on a definitive liquefaction agreement. GLLC has also commenced work on a FERC-FEED (Front-End Engineering and Design) study which is expected to be completed by early 2015 with an expected FERC filing during the second quarter of 2015.  The proposed project, which already has FTA LNG export authority, would provide up to 10 million tonnes per year of LNG export capacity.  An application to export to non-FTA countries is pending.  Subject to obtaining sufficient commitments from potential customers and regulatory approval, construction could begin in June 2016, with initial exports of LNG occurring in 2019.

Elba Express and SNG Expansions
Elba Express and SNG will invest more than $275 million on the following two expansion projects for incremental, long-term natural gas transportation service to support southeastern U.S. infrastructure growth and the needs of customers in Georgia, South Carolina and northern Florida.

Elba Express Expansion. The Elba Express expansion will create incremental north-to-south capacity, including interconnects and delivery points with SNG and other pipelines and shippers, designed to serve a new load created by the proposed Elba Liquefaction Project at SLNG’s Elba Island Terminal near Savannah, Georgia and other capacity needs along the Elba Express Pipeline. Following successful open seasons in August 2013, binding customer contracts were executed for incremental capacity of approximately 800,000 Dth/d, which includes approximately 240,000 Dth/d contracted to SNG. Elba Express customers have also expressed interest in incremental optional capacity of approximately 300,000 Dth/d, which, if exercised, would bring the total capacity of the expansions to approximately 1.1 Bcf per day. Pending regulatory approvals, Elba Express expects phasing in service as early as June 2016.

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

We define DCF to be limited partners’ income before certain items and DD&A, less sustaining capital expenditures (those capital expenditures which do not increase capacity or throughput), plus our share of DD&A of our equity method investees less our share of sustaining capital expenditures of our equity method investees, plus other income and expenses, net (which primarily includes deferred revenue, non-cash AFUDC equity and other items).

Our DCF was $150 million and $127 million for the three months ended September 30, 2014 and 2013, respectively. The increase in DCF of $23 million in 2014 as compared to 2013 was primarily due to contributions from Acquired Investments as discussed in Note 2, “Acquisitions,” partially offset by lower rates as a result of SNG’s and WIC’s rate case settlements and lower rates on WIC contract renewals.

Our DCF was $454 million and $425 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in DCF of $29 million in 2014 as compared to 2013 was primarily due to contributions from Acquired Investments as discussed in Note 2, “Acquisitions,” along with higher revenues from placement of our Elba Express Phase B Expansion project into service in April 2013, partially offset by lower rates as a result of SNG’s and WIC’s rate case settlements, lower rates on WIC contract renewals and increased incentive distribution payments to our general partner. The table below details the reconciliation of Net Income to DCF (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$130	$141	$434	$451
Certain items:
Non-cash severance costs(a)	—	—	—	1
SNG offshore assets hurricane repair costs	—	—	—	2
Sales and use tax reserve adjustment	—	—	—	2
Net income before certain items	130	141	434	456
Less: General Partner’s 2% interest allocation	(3)	(3)	(9)	(9)
Less: General Partner’s incentive distribution	(55)	(52)	(162)	(144)
Limited Partners’ Net Income before certain items	72	86	263	303
Plus: Depreciation and amortization(b)	92	49	226	144
Less: Sustaining capital expenditures(b)	(12)	(9)	(28)	(24)
Less: Other, net(c)	(2)	1	(7)	2
	78	41	191	122
Distributable Cash Flow before certain items—Limited Partners	$150	$127	$454	$425
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

Below are the components of EBDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$352	$369	$1,087	$1,114
Operating Expenses
Operations and maintenance	(61)	(68)	(166)	(177)
Taxes, other than income taxes	(20)	(19)	(64)	(63)
Subtotal	(81)	(87)	(230)	(240)
Earnings from equity investments	18	3	35	9
Other, net	—	1	2	1
EBDA	$289	$286	$894	$884

Below is a reconciliation of our EBDA to net income, our throughput volumes and an analysis and discussion of our operating results for the periods presented (in millions, except operating statistics):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
EBDA(a)	$289	$286	$894	$884
Depreciation and amortization	(53)	(49)	(160)	(144)
Amortization of excess cost of equity investments	(8)	—	(14)	—
General and administrative(b)	(20)	(21)	(59)	(63)
Interest expense, net	(78)	(75)	(227)	(226)
Net income	$130	$141	$434	$451
Throughput volumes (BBtu/d)(c)	8,798	8,025	8,590	8,319
  —————————
Certain items footnotes

(a)	2013 includes a $4 million decrease in EBDA for the nine month period related to the following certain items:

•	a $2 million decrease in EBDA, included in operating expenses, related to SNG’s sales and use tax audit interest and penalties; and

•	a $2 million decrease in EBDA, included in operating expenses, related to hurricane repair costs for the SNG offshore assets.

(b)
2013 includes non-cash severance costs of $1 million for the nine month period allocated to us from El Paso as a result of KMI’s acquisition of El Paso; however, we do not have any obligation nor did we pay any amounts related to this expense.

Other footnotes

(c)	Throughput volumes presented are 100% of the volumes transported for WIC, CIG, SNG, CPG, Elba Express and Ruby for all periods. Intercompany volumes are excluded.

EBDA

The certain items described in footnotes (a) above increased our EBDA by $4 million for the nine months ended September 30, 2014 as compared to the same period in 2013. After giving effect to these certain items, following is information related to the remaining increases and decreases in both EBDA and revenues for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	EBDA	Revenues	EBDA	Revenues
	increase/(decrease)
SNG	$(7)	$(12)	$(18)	$(17)
Elba Express	—	—	7	7
WIC	(5)	(6)	(19)	(20)
CIG	(1)	2	5	4
Acquired Investments	16	—	26	—
Other	—	(1)	5	(1)
Total EPB	$3	$(17)	$6	$(27)

•
SNG’s EBDA decreased by $7 million and $18 million for the three and nine month periods in 2014 as compared to the same periods in 2013. These decreases were driven by lower reservation and usage revenues of $5 million and $20 million for the three and nine month periods due to rate reductions pursuant to its rate case settlement effective September 1, 2013, as discussed in Note 9, “Accounting for Regulatory Activities.” In addition, SNG’s revenues decreased by $12 million in the three and nine month periods compared to 2013 due to lower gas volumes sold from one of its storage facilities, which was partially offset by $7 million cost of sale. Partially offsetting these unfavorable impacts were incremental revenues of $4 million and $14 million for the three and nine month periods primarily due to increased park and loan services, additional firm transportation services and revenue related to an expansion project that was placed in service in late 2013. In addition, SNG experienced $5 million of higher operating expenses for the nine month period in 2014 as compared to the same period in 2013 primarily due to the aforementioned rate case settlement’s impact on our electricity cost recovery and higher property taxes and field operation and maintenance expenses;

•
Elba Express contributed higher EBDA of $7 million for the nine month period in 2014 as compared to the same period in 2013 primarily due to higher revenues resulting from the placement of the Elba Express Phase B Expansion project in service in April 2013;

•
WIC’s EBDA decreased by $5 million and $19 million for the three and nine month periods in 2014 as compared to the same periods in 2013 primarily due to lower reservation revenue of $5 million and $19 million as a result of rate reductions pursuant to its Section 5 rate settlement as further discussed in Note 9, “Accounting for Regulatory Activities” and lower rates on contract renewals;

•
CIG’s EBDA decreased by $1 million for the three month period and increased by $5 million for the nine month period in 2014 as compared to the same periods in 2013. The changes were driven by higher revenues of $3 million and $5 million, respectively, from the High Plains expansion project, which was placed in service in March 2014. CIG also incurred lower operating expenses of $3 million for the nine month period due to favorable rates on gas used for system balancing. Partially offsetting these favorable impacts were lower incremental transportation revenues of $1 million in both the three month and nine month periods due to the nonrenewal of expiring contracts and the restructuring of certain contracts at lower volumes or discounted rates (the impact of these reduced contract revenues is mitigated by the revenue surcharge mechanism included in CIG’s August 2011 rate case settlement, which enables us to make estimated customer billing surcharge accruals with certain customers when realized revenue is less than annual threshold amounts). Additionally, CIG experienced higher operating expenses of $3 million for each of the three and nine month periods in 2014 as compared to the same periods in 2013 primarily due to higher property taxes and field operation and maintenance expenses; and

•	The Acquired Investments contributed an additional $16 million and $26 million of equity earnings for the three and nine month periods in 2014 due to the May 2014 Drop-Down Transaction.

Depreciation and Amortization

Our depreciation and amortization expense was $4 million and $16 million higher for the three and nine month periods in 2014 as compared to the same periods in 2013 primarily due to the higher depreciation rates as a result of SNG’s rate case settlement.

General and Administrative

After adjusting for the item described in footnote (b) above, our general administrative expense was $1 million and $3 million lower for the three and nine month periods in 2014 as compared to the same periods in 2013 primarily due to legal fee reimbursements and lower rent and insurance expenses partially offset by higher benefit costs.

Interest Expense, net

Our interest expense, net increased by $3 million and $1 million during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 primarily due to the issuance of $600 million of EPPOC 4.30% senior notes in May 2014, partially offset by a lower average interest rate on debt outstanding driven by the repayment of $88 million of EPPOC 8.00% senior notes in September 2013 and $71 million of SLNG 9.50% senior notes in February 2014. For a further discussion of these debt obligations, see Note 3, “Debt,” and our 2013 Form 10-K.
Liquidity and Capital Resources
General
As of September 30, 2014, we had approximately $1.1 billion of liquidity, consisting of $1.0 billion of availability under our revolving credit facility and $148 million of cash on hand. We expect our current liquidity sources and operating cash flow to be sufficient to fund our estimated 2014 capital program and to allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate. We will continue to assess and take further actions where prudent to meet our long-term objectives and capital requirements.
Our primary sources of cash include cash flow from operations and funds obtained through long term financing activities and bank credit facilities. Our primary uses of cash are funding capital expenditure programs, meeting our debt service obligations, meeting operating needs and paying distributions. Our outstanding short-term debt as of September 30, 2014 was $41 million which consisted of $35 million of CIG’s 5.95% senior notes and our subsidiaries’ other financing obligations of $6 million. We intend to refinance our current maturities through issuance of a combination of long-term debt and equity and/or borrowings under our revolving credit agreement. We may generate additional sources of cash through future issuances of additional partnership units, including issuances under the equity distribution agreement.
To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. For additional information about our debt obligations and our debt-related transactions, see Note 3, “Debt,” to our consolidated financial statements and our 2013 Form 10-K.
Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives. We are subject, however, to conditions in the equity and debt markets for our limited partner units and long-term senior notes, and there can be no assurance we will be able or willing to access the public or private markets for our limited partner units and/or longer-term senior notes in the future. If we were unable or unwilling to issue additional limited partner units, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our credit ratings. Furthermore, our ability to access the public and private debt market, including the cost to do so, is affected by our credit ratings.
In March 2014, Standard & Poor’s Rating Services (S&P) upgraded EPB’s corporate credit rating to BBB from BBB- and revised its outlook to stable from positive. Also in March 2014, Moody’s Investor Services (Moody’s) affirmed EPB’s corporate credit rating of Ba1 and revised its outlook from positive to stable. In August 2014, in conjunction with the announcement of our merger with KMI, Moody’s placed EPB’s credit ratings under review for an upgrade and S&P placed EPB’s credit ratings under review for a downgrade. For a further discussion of our merger with KMI, see Note 1 “General—Recent Developments.”

Partnership Distributions
Our partnership agreement requires that we distribute 100% of available cash, as defined in our partnership agreement, to our partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning our partnership distributions.
On October 15, 2014, we declared a cash distribution of $0.65 per unit for the three months ended September 30, 2014 compared to the $0.65 per unit distribution we declared for the three months ended September 30, 2013. Our declared distribution for the three months ended September 30, 2014 will result in an IDR to our general partner of $55 million.
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
Our capital expenditures for the nine months ended September 30, 2014, and the amount we expect to spend for the remainder of 2014 to sustain and grow our businesses are as follows (in millions):

	Nine Months Ended September 30, 2014(a)	2014 Remaining(b)	Total
Sustaining	$28	$17	$45
Discretionary	57	45	102
Total	$85	$62	$147
 —————————

(a)
Includes a net decrease in capital accruals and retainage of $2 million, our share of equity method investees’ sustaining capital expenditures of $5 million and contributions for discretionary capital to our equity investments of $22 million.

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

Cash Flows
Operating Activities
Net cash provided by operating activities was $682 million for the nine months ended September 30, 2014, versus $673 million in the same period in 2013. The period-to-period increase of $9 million in cash flow from operations was attributable to (i) an $16 million increase in cash from higher cash distributions from equity investments related to the Drop-Down Transaction partially offset by the net effect of other non-cash items affecting net income and (ii) a net cash decrease of $7 million from working capital in the first nine months of 2014 versus the same period in 2013 primarily attributable to timing of payments to vendors and recognition of previously deferred revenues.
Investing Activities
Net cash used in investing activities was $930 million for the nine months ended September 30, 2014, compared to $88 million in the same period in 2013. The $842 million increase in cash used in investing activities was primarily attributable to the cash outlay of $875 million made during May 2014 to fund the Drop-Down Transaction partially offset by lower capital expenditures of $32 million in 2014 as compared to 2013.
Financing Activities
Net cash provided by financing activities amounted to $318 million for the nine months ended September 30, 2014, compared to $554 million of net cash used in financing activities in the same period in 2013. The $872 million overall increase in cash from our financing activities in the first nine months of 2014 versus the first nine months of 2013 was primarily attributable to (i) a $600 million increase in cash due to EPPOC’s issuance of $600 million senior notes in May 2014 to partially fund the Drop-Down Transaction, (ii) a $314 million increase in cash due to higher common and general partner unit issuances to partially fund the Drop-Down Transaction in May 2014, (iii) a $88 million increase in cash due to repayment of EPPOC’s senior notes in September 2013, (iv) a $71 million decrease in cash due to repayment of SLNG’s senior notes in February 2014 and (v) a $55 million decrease in cash due to higher cash distributions to our partners in 2014.

Rate Case Settlements

See Item 1. Financial Statements, Note 9, “Accounting for Regulatory Activities” for information related to rate case settlements for WIC, SNG and CIG.

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
Item 4. Controls and Procedures.
As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1. Note 8 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2013 Form 10-K. Below are additional risk factors related to the recent announcement of our proposed merger with KMI.

Risks Relating to the Merger Transactions

The mergers that are part of the Merger Transactions are contingent upon each other, and the EPB Merger is subject to other substantial conditions and may not be consummated even if the required KMI stockholder and EPB unitholder approvals are obtained.

Completion of the EPB Merger is contingent upon completion of the KMP merger and the KMR merger, and vice versa. No merger will occur unless all three mergers occur. The KMP and KMR mergers are subject to the satisfaction or waiver of their own conditions, including approval of merger agreements by KMP’s unitholders and KMR’s shareholders, some of which are out of the control of KMI and all of which are out of the control of EPB. Further, KMI’s stockholders must approve an amendment to KMI’s certificate of incorporation to increase the number of authorized shares of KMI common stock and must approve the issuance of KMI common stock in the three mergers.

The EPB Merger Agreement contains other conditions that, if not satisfied or waived, would result in the EPB merger not occurring, even though the KMI stockholders and the EPB unitholders may have voted in favor of the merger-related proposals presented to them. Satisfaction of some of these other conditions to the EPB Merger, such as receipt of required regulatory approvals, is not entirely in the control of KMI or EPB. In addition, KMI and EPB can agree not to consummate the EPB Merger even if all stockholder and unitholder approvals have been received. The closing conditions to the EPB Merger may not be satisfied, and KMI or EPB may choose not to, or may be unable to, waive an unsatisfied condition, which may cause the EPB Merger not to occur.

The tax liability of an EPB unitholder as a result of the EPB Merger could be more than expected.

As a result of the EPB Merger, an EPB unitholder will recognize gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and its adjusted tax basis in its EPB common units. EPB unitholders who either make the stock election, mixed election or no election or who make a cash election that is subject to proration will receive KMI common stock as part of the merger consideration. Because the value of any KMI common stock received in the EPB Merger will not be known until the effective time of the merger, an EPB unitholder who receives KMI common stock as full or partial consideration for its EPB common units will not be able to determine its amount realized, and therefore its taxable gain or loss, until such time. In addition, because prior distributions in excess of an EPB unitholder’s allocable share of EPB’s net taxable income decrease such EPB unitholder’s tax basis in its EPB common units, the amount, if any, of such prior excess distributions with respect to such EPB common units will, in effect, become taxable income to an EPB unitholder if the aggregate value of the consideration received in the EPB Merger is greater than such EPB unitholder’s adjusted tax basis in its EPB common units, even if the aggregate value of the consideration received in the EPB Merger is less than such EPB unitholder’s original cost basis in its EPB common units. Furthermore, a portion of this gain or loss, which portion will likely be substantial, will be separately computed and taxed as ordinary income or loss to the extent attributable to assets giving rise to depreciation recapture or other ‘‘unrealized receivables’’ or to ‘‘inventory items’’ owned by EPB and its subsidiaries.

The tax liability of an EPB unitholder as a result of the EPB Merger may exceed the cash received by such unitholder in the EPB Merger.

The receipt of KMI common stock, cash or a combination of KMI common stock and cash by EPB unitholders in exchange for EPB common units in the EPB Merger will be treated as a taxable sale by such unitholders of such common units for U.S. federal income tax purposes. The amount of gain or loss recognized by each EPB unitholder in the EPB Merger will vary depending on each EPB unitholder’s particular situation, including the amount of any cash and the fair market value of any KMI common stock received by such unitholder in the EPB Merger, the adjusted tax basis of the EPB common units exchanged by such unitholder in the EPB Merger and the amount of any suspended passive losses that may be available to a particular unitholder to offset a portion of the gain recognized by such unitholder. The amount of cash received by each EPB unitholder in the EPB Merger will vary depending on whether such unitholder makes a stock, cash or mixed election, and whether such unitholder’s cash election or stock election is subject to proration and adjustment. Consequently, the gain recognized for U.S. federal income tax purposes by a EPB unitholder in the EPB Merger may result in a tax liability in excess of the cash received by such unitholder in the EPB Merger.

EPB is subject to provisions that limit its ability to pursue alternatives to the EPB Merger and could discourage a potential competing acquirer of EPB from making a favorable alternative transaction proposal.

Under the EPB Merger Agreement, EPB is restricted from entering into alternative transactions. Unless and until the EPB Merger Agreement is terminated, subject to specified exceptions, EPB is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or negotiating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Under the EPB Merger Agreement, in the event of a potential change by the EPGP conflicts committee or the EPGP board of its recommendation with respect to the proposed EPB Merger in light of an alternative proposal where the failure to make such change of recommendation would be inconsistent with the best interests of EPB, EPB must provide KMI with three days’ notice to allow KMI to propose an adjustment to the terms and conditions of the EPB Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of EPB from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the market value proposed to be received or realized in the EPB Merger.

KMI and the other parties will incur substantial transaction-related costs in connection with the Transactions.

KMI and the other parties to the Transactions, including EPB, expect to incur a number of non-recurring transaction-related costs associated with completing the Transactions, which are currently estimated to total approximately $90 million, excluding expenses associated with expected financings, which expenses could be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. There can be no assurance that the elimination of certain costs due to the fact that KMP, KMR and EPB will no longer be public companies will offset the incremental transaction-related costs over time. Thus, any net cost savings may not be achieved in the near term, the long term or at all.

Failure to complete, or significant delays in completing, the EPB Merger could negatively affect the trading price of EPB common units and the future business and financial results of EPB.

Completion of the EPB Merger is not assured and is subject to risks, including the risks that approval of the EPB Merger by the EPB unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the EPB merger is not completed, or if there are significant delays in completing the EPB Merger, the trading price of EPB common units and the future business and financial results of EPB could be negatively affected, and EPB will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the EPB Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of EPB common units due to the fact that the current price may reflect a market assumption that the EPB Merger will be completed;

•	having to pay certain significant costs relating to the EPB Merger; and

•	the attention of management of EPB will have been diverted to the EPB Merger rather than its own operations and pursuit of other opportunities that could have been beneficial to EPB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

2.1*
Agreement and Plan of Merger, dated as of August 9, 2014, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Kinder Morgan, Inc. and E Merger Sub LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on August 12, 2014).

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

10.1*
Support Agreement, dated as of August 9, 2014, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Richard D. Kinder and RDK Investments, Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-33825) filed with the SEC on August 12, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) our Consolidated Statements of Partners’ Capital for the nine months ended September 30, 2014 and 2013 and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO PIPELINE PARTNERS, L.P.
Registrant

By:	EL PASO PIPELINE GP COMPANY, L.L.C. Its sole General Partner

Date:	October 28, 2014	By:	/s/ David P. Michels
David P. Michels
Vice President and Chief Financial Officer
(principal financial and accounting officer)